Form 10-Q
period 2010-12-31
Elite Energies, Inc.
filed 2011-03-28
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

ELITE ENERGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-168184	26-3936718
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

848 Stewart Drive, Suite 101 Sunnyvale, California 94085
(Address of principal executive offices)

(888) 209-9909
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 25, 2011, there were 26,340,955 shares of common stock issued and outstanding.

Elite Energies, Inc.

FORM 10-Q

December 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	(Removed and Reserved)	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$72,908	$143,116
Receivables -
Trade, net	47,137	59,263
Related parties	8,604	12,117
Advanced to employee	-	500
Inventory, net	590,232	310,333
Prepaid inventory/expenses	13,513	48,594
Inventory in transit	-	49,327
Total Currents Assets	732,394	623,250
Deposit	26,809	11,809
Property and Equipment, net	41,232	35,361
Trademark, net	325	-
Total Assets	$800,760	$670,420

LIABILITIES AND EQUITY

Current Liabilities
Payables-
Trade	$58,427	$1,561
Related parties	27,780	33,117
Accrued expenses-
Related parties	9,260	-
Other	49,384	3,755
Deferred liabilities	2,567	-
Obligations under capital leases - current	6,016	5,499
Loans from directors	35,000	-
Accrued interest for loans from directors	175	-
Loan from unrelated parties	10,000	-
Stockholder loans in subsidiaries	70,000	120,000
Accrued interest for stockholder loans in subsidiaries	3,467	5,600
Total Current Liabilities	272,076	169,532

Obligations under capital leases - noncurrent	5,012	9,591

Total Liabilities	277,088	179,123

Commitments

Equity
Elite's Stockholders' Equity
Common stock, authorized 50,000,000 shares, par value $0.000001, 26,340,955 shares and 26,340,955 shares issued and outstanding on December 31, 2010 and March 31, 2010, respectively	26	26
Additional paid-in-capital	490,431	490,431
Accumulated deficit	(216,369)	(79,205)
Stock subscription receivable		(120,001
Total Elite's Stockholders' Equity	274,088	291,251
Non-controlling Interest	249,584	200,046
Total Equity	523,672	491,297

Total Liabilities and Equity	$800,760	$670,420

The accompanying notes are an integral part of these condensed consolidated financial statements

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Revenues-
Trade, net of returns	$199,210	$156,343	$754,248	$176,442
Related parties	18,050	8,985	80,415	16,658
Total Revenue	217,260	165,328	834,663	193,100

Cost of Revenue	174,179	124,064	644,890	148,330
Gross profit	43,081	41,264	189,773	44,770

Operating expenses
Payroll expenses	42,220	33,353	115,829	34,249
General and administrative	25,568	21,031	93,662	34,255
Rent and utilities	23,392	9,087	71,069	16,737
Legal and professional fees	14,385	4,224	79,721	5,272
Total operating expenses	(105,565)	(67,695)	(360,281)	(90,513)

Other income/ (expenses)
Interest income	7	45	129	92
Interest under capital leases	(361)	(382)	(1,205)	(382)
Note interest	(1,575)	(2,400)	(6,042)	(3,200)
Total other income/ (expenses)	(1,929)	(2,737)	(7,118)	(3,490)

Loss before income taxes	(64,413)	(29,168)	(177,626)	(49,233)

Provision for income taxes	-	-	-	-

Net loss	(64,413)	(29,168)	(177,626)	(49,233)

Less: Net loss attributable to noncontrolling interest	(20,977)	(11,208)	(40,462)	(16,459)

Net loss attributable to Elite Energies, Inc.	$(43,436)	$(17,960)	$(137,164)	$(32,774)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding
during the period - Basic and Diluted	26,340,955	22,250,941	26,340,955	20,789,103

The accompanying notes are an integral part of these condensed consolidated financial statements

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

						Total Elite's
	Common Stock		Paid in	Subscription	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

Balance, March 31, 2010	26,340,955	26	490,431	(120,001)	(79,205)	291,251	200,046	491,297

Cash contributions to the subsidiaries by noncontrolling interest	-	-	-	-	-	-	90,000	90,000

Cash received for subscription receivable	-	-	-	120,001	-	120,001	-	120,001

Net Loss	-	-	-	-	(137,164)	(137,164)	(40,462)	(177,626)

Balance December 31, 2010	26,340,955	$26	$490,431	$-	$(216,369)	$274,088	$249,584	$523,672

The accompanying notes are an integral part of these condensed consolidated financial statements

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIADTED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2010	2009

Cash Flows from Operating Activities
Net loss	$(177,626)	$(49,233)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	10,038	2,352
Provision for doubtful accounts	20,390	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(8,264)	(64,016)
(Increase) / Decrease in accounts receivable from related parties	3,513	(9,902)
(Increase) / Decrease in accounts receivable, other	500	-
(Increase) in inventories	(279,899)	(364,060)
(Increase) / Decrease in prepaid expenses and inventory in transit	84,408	(17,400)
(Increase) in deposit	(15,000)	(11,809)
(Increase) in trademark	(325)	-
Increase in trade accounts payable	56,866	12,251
Increase / (Decrease) in accounts payable to related parties	(5,337)	38,146
Increase / (Decrease) in accrued expenses to related parties	9,260	(36)
Increase in other accrued expenses	45,629	825
Increase in deferred liabilities	2,567	-
Increase / (Decrease) in interest payable	(1,958)	3,200
Net Cash Used in Operating Activities	(255,238)	(459,682)

Cash Flows from Investing Activities
Acquisition of property and equipment	(15,909)	(21,234)
Net Cash Used in Investing Activities	(15,909)	(21,234)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	147,200
Proceeds from issue of shares to noncontrolling interest	90,000	230,000
Proceeds from stockholder loan in subsidiaries	-	120,200
Repayment of stockholder loan in subsidiaries	(50,000)	-
Proceeds from loans from directors	35,000	5,000
Proceeds from loan from unrelated parties	10,000	-
Proceeds from collection of subscription receivable	120,001	109,600
Principal payments on capital leases	(4,062)	(1,449)
Net Cash Provided by Financing Activities	200,939	610,551

Net Increase / (Decrease) in Cash	(70,208)	129,635

Cash, Beginning of Period	143,116	77,484
Cash, End of Period	$72,908	$207,119

Supplemental cash flow information
Interest paid	$9,205	$395
Income taxes paid	$-	$-

Noncash investing and financing activities
Capital leases	$-	$17,800
Stock issuances - subscription receivable	$-	$105,400

The accompanying notes are an integral part of these condensed consolidated financial statements

ELITE ENERGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     SUMMARY OF ORGANIZATION

Elite Energies, Inc. (“ELITE”, the “Company”) is a Delaware Corporation and was formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.”. On December 17, 2008, Global ePlatform Technologies Inc. changed its name to Elite Energies, Inc. The Company, located in Sunnyvale, California, is a holding company whose subsidiaries invest in the renewable energies technology and environmental friendly building materials, products and related services.

The Company has a wholly-owned subsidiary, Elite Renewable Energies Technology, Inc. (“ERET”), which was incorporated on January 29, 2009 under the laws of the state of California. ERET invests and plans to sign up more distributors across the nation to implement Elite Energies Distribution (EED) program. This EED program is to build up new distribution channels with local entrepreneurs at selected regions throughout the United States. In August 2009, ERET invested into a wholesale distribution operator, Quality Green Building Supplies, Inc. (“QGBS”), a California Corporation. QGBS was established in July 2009, and is operating as building materials wholesaler in the San Francisco Bay Area.   The financial statements of QGBS are included in the consolidated financial statements because of the Company’s majority ownership (50.52%) and control over QGBS.

The Company has established a wholly-owned corporation, Elite Everbright Group Inc, (“EEG”), which was incorporated in California on July 15, 2010. EEG is established for the Company’s overseas operations in the future once the Company obtains more funding. Currently, EEG has no assets and no operations.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by in accordance with accounting principles general accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements of the Company include majority and wholly-owned subsidiaries under its control. All of the material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Unaudited interim financial information

The accompanying interim condensed consolidated financial statements and related notes of the Company for the three months and nine months ended December 31, 2010 and 2009, and as of December 31, 2010, are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnote required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended March 31, 2010 contained in the final prospectus file by the Company with the SEC on January 25, 2011 related to the Company’s Registration Statement on Form S-1/A (File No. 333-168184). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three months and nine months ended December 31, 2010 and 2009, the results of cash flows of the Company for the nine months ended December 31, 2010 and 2009,  and the financial position of the Company as of December 31, 2010. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Revenue and Cost Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. (“ASC”) 605, Revenue Recognition. The Company sells lighting products, fixtures and environmental friendly building materials. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery of merchandise occurs through the transfer of title and risks and rewards of ownership, the selling price is determinable, and collectability is reasonably assured. The majority of the sales contracts transfer title and risk of loss to customers upon receipt. Revenues are primarily recognized upon shipment as the shipments of each product group are typically delivered to the customers within the same day. The discrepancy between the shipment and the sales agreement, if any, is reconciled within the same day when the shipment is delivered.

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 days to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are reduced from the gross sales. During the three months and nine months ended December 31, 2010 and 2009, the total amounts of return of defective products were insignificant for each period.

Under some limited circumstances, the Company gives some customer sales discounts, rebate or other sales incentives on their first-time purchase in order to expand the customer base. The amounts of sales discounts, rebate or other sales incentives are determined at the time of the sales and are stated in the sales agreements. These amounts are reduced from the gross sales to record on a net basis. During the three months and nine months ended December 31, 2010 and 2009, the total amounts of sales discounts and sales incentive were insignificant and no rebate amount has been issued or recorded for each period.

Expenses are recognized when they occurred and matched against revenue, as a component of costs of revenue in the statement of operations in accordance with ASC 605, Revenue Recognition.

Cash and Cash Equivalents

The Company considers cash on hand and amounts on deposit with financial institutions, which have original maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The Company records its accounts receivable net of an allowance for doubtful accounts.  This allowance for doubtful accounts is an estimate of the losses resulting from the inability of its customers to make required payments. The Company evaluates the trends in customers’ payment patterns, including review of specific delinquent accounts, changes in business conditions and external communications available about customers to estimate the level of allowance that is needed to address potential losses that the Company may incur due to the customer’s inability to pay.  Accounts are considered delinquent or past due, if they have not been paid within the terms provided on the invoice. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable. As of December 31, 2010, the Company recorded $20,390 allowance for doubtful accounts due to economic conditions of certain customer’s business.

Inventory

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. There was no provision recorded for the nine months ended December 31, 2010. The inventory in transit is the Company’s inventory that is purchased from the vendors and the title has transferred to the Company but is in the possession of the carrier.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives, which differ by asset category. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets:

Office Equipment	Five Years, 150% Double Declining
Furniture and Fixtures	Ten Years, 150% Double Declining
Equipment	Five Years, 200% Double Declining
Delivery Vehicle	Five Years, 200% Double Declining
Leasehold Improvements	Five Years, Straight-line

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of a respective asset are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. The residual value of property and equipment is estimated to be equal to 10% of the original cost, except for no residual value for leasehold improvements.  Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts, and the resulting gains or losses are reflected in the statements of operations.

Property and equipment to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets that management expects to hold and use is based on the excess of the carrying value of the asset over its fair value. No impairments of such assets were identified during any of the periods presented.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2010 and December 31, 2010, because of the relatively short maturity of these instruments.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes.  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties on unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest and penalties since its inception.

RECENT ACCOUNTING PRONOUNCEMENTS

Occasionally, new accounting standards are issued or proposed by the FASB, or other standards-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3.     PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2010, property and equipment are as follows:

	March 31, 2010	December 31, 2010

Office Equipment	$3,907	$7,503
Furniture and Fixtures	757	13,070
Equipment	17,800	17,800
Delivery Vehicle	9,000	9,000
Leasehold Improvements	10,714	10,174
	41,638	57,547
Less: accumulated depreciation	(6,277)	(16,315)
Property and equipment, net	$35,361	$41,232

Depreciation expense for the three months ended December 31, 2010 and 2009 was $3,761 and $1,704, respectively. Depreciation expense for the nine months ended December 31, 2010 and 2009 was $10,038 and $2,352, respectively.

NOTE 4.     NOTES PAYABLE

On September 1, 2009, two of the stockholders of QGBS loaned QGBS $120,000 to support its operations and expansion. The loan is at 8% annual interest rate and due on demand.

In September 2010, QGBS paid back $50,000 loan and $8,000 interest to one of these two stockholders of QGBS.

On December 1, 2010, six directors loaned the Company the amount of $5,000 each, totaling $30,000. On December 27, 2010, another director loaned the Company the amount of $5,000. Each of the loans from the seven directors was at simple annual interest rate of 7% and due one year from the date of the loan.

On December 28, 2010, an individual that is not a related party loaned the Company the amount of $10,000 with simple annual interest rate of 7%. The principal and interest were due on December 27, 2011.

The Company accrued $1,575 and $2,400 of interest expenses on the loans during the three months ended December 31, 2010 and 2009, respectively. The Company accrued $6,042 and $3,200 of interest expenses on the loans during the nine months ended December 31, 2010 and 2009, respectively.

NOTE 5.     COMMITMENTS

Operating Leases

QGBS leases a warehouse for its green building materials operations under non-cancellable operating leases, which will expire on October 31, 2012. Certain of the leases require payments for additional expenses such as maintenance and utilities.

Future minimum lease payments for operating leases with non-cancelable terms of more than one year as of December 31, 2010 are as follows:

Year ending March 31	Amount
2011 (remainder of year)	$21,786
2012	88,229
2013	52,353
2014	—
2015	—
Thereafter	—
$162,368

Rent expense was $22,091 and $7,350 during the three months ended December 31, 2010 and 2009, respectively. Rent expense was $67,341 and $15,000 during the nine months ended December 31, 2010 and 2009, respectively.

Capital Leases

QGBS leases a forklift under capital leases. The following is a summary of the leased property under capital leases at March 31, 2010 and at December 31, 2010.

	March 31,	December 31,
	2010	2010

Forklift	$17,800	$17,800
Less: accumulated depreciation	(4,153)	(8,247)
Total	$13,647	$9,553

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010.

Year ending March 31	Amount
2011 (remainder of the year)	$1,756
2012	7,022
2013	3,511
2014	—
2015	—
Thereafter	—
Total minimum lease payments	12,289
Less: Amount representing interest	(1,261)
Present value of net minimum lease payments (a)	$11,028

(a)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $6,016 and $5,012, respectively.

NOTE 6.     LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, as of December 31, 2010 and 2009, there were no diluted shares outstanding.

	Three Months End December 31,
	2010	2009
Numerator:
Net loss	$(64,413)	$(29,168)
Less: Net loss allocated to noncontrolling interest	(20,977)	(11,208)
Net loss attributable to the Company common stockholders—basic	$(43,436)	$(17,960)
Denominator:
Weighted average common shares	26,340,955	22,250,941
Net loss attributable to the Company common stockholders per share—basic	$(0.00)	$(0. 00)

	Nine Months End December 31,
	2010	2009
Numerator:
Net loss	$(177,626)	$(49,233)
Less: Net loss allocated to noncontrolling interest	(40,462)	(16,459)
Net loss attributable to the Company common stockholders—basic	$(137,164)	$(32,774)
Denominator:
Weighted average common shares	26,340,955	20,789,103
Net loss attributable to the Company common stockholders per share—basic	$(0.01)	$(0. 00)

NOTE 7.     STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2010, the Company had $120,001 stock subscription receivable for the shares it sold during the year ended March 31, 2010.

The Company collected the above stock subscription receivable in the amount of $110,001 in April 2010 and $10,000 in May 2010.

NOTE 8.      RELATED PARTY TRANSACTIONS

The Company had sales of $5,872 from a company that is wholly-owned by a shareholder of the Company during the nine months ended December 31, 2010 and had a payable of $23,736 to the same company on December 31, 2010.  The Company also had purchase and sales of $359,294 and $13,158 from this company during the nine months ended December 31, 2009.

The Company also had sales of $35,999 from a company which is 95% owned by a director of the Company during the nine months ended December 31, 2010 and had a receivable of $7, 242 from the same company on December 31, 2010.

The Company had purchases and sales of $18,699 and $37,304 to a new company that is wholly-owned by the wife of a director of the Company during the nine months ended December 31, 2010. The Company had a payable and receivable of $1,429 and $161 to and from this company on December 31, 2010.

The Company had payables of $2,615 and accrued expenses of $9,260 to a firm wholly-owned by an officer of the Company on December 31, 2010 for accounting services rendered and recorded $20,285 and $2,259 of professional service expenses during the nine months ended December 31, 2010 and 2009, respectively. The Company also recorded $833 and $1,048 for professional service expenses related to compliance filings from another company majority-owned by the same officer during the nine months ended December 31, 2010 and 2009, respectively.

The Company had sales of $1,079 and $3,500 to an entity wholly-owned by a director during the nine months ended December 31, 2010 and 2009, respectively, and had a receivable of $1,079 on December 31, 2010.  The Company paid $300 to this same entity for marketing expenses during the nine months ended December 31, 2010.

During the nine months ended December 31, 2010, the Company had sales of $161 to a director of the Company and a receivable of $122 on December 31, 2010.

On March 31, 2010, the Company had notes payable to two of the shareholders of QGBS, in a total amount of $120,000. In September 2010, the Company paid back $50,000 principal and $8,000 interest to one of these two shareholders (See Note 4).

On December 1, 2010, six directors loaned the Company the amount of $5,000 each, totaling $30,000. On December 27, 2010, another director loaned the Company the amount of $5,000. Each of the loans from the seven directors was at simple annual interest rate of 7% and due one year from the date of the loan (See Note 4).

NOTE 9.     SIGNIFICANT AGREEMENTS

On October 12, 2010, QGBS signed a distributorship agreement with Apollo Solar Lighting & Pole LLC, an unrelated Oregon company (“Apollo”). Under this distributorship agreement, Apollo is QGBS’s authorized distributor within the States of Oregon, Washington, Idaho and Montana for the sale and marketing of QGBS’s solar products from October 10, 2010 to October 9, 2013. In order to maintain the distributorship, Apollo must purchase on “regular sales term” (excluding returned merchandises and cancelled orders) from QGBS no less than $20,000, $50,000, and $75,000 of QGBS products during the first, second, and third 12-month periods, respectively. Further, Apollo must purchase on “regular sales term” from QGBS no less than $150,000 of QGBS’s products during the first 24 months.

On October 19, 2010, ERET signed an exclusive agent contract with Shiyan Hongda Science and Technology Co., Ltd., an unrelated Chinese company (“Shiyan”). Under this exclusive agent contract, ERET will be Shiyan’s exclusive agent to solicit orders for Shiyan’s “Wisdom Solar” brand solar product series in the United States, Canada, Mexico, Brazil and Ethiopia effective on November 1, 2010 for three years.  ERET shall undertake to solicit orders for no less than $75,000, $100,000, and $125,000 of such products during the first, second, and third year, respectively. This agreement does not come into effect until ERET fulfills the first year target sales.

NOTE 10.     GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $137,164, used $255,238 of cash in operating activities during the nine months ended December 31, 2010, and has an accumulated deficit of $216,369 at December 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital, implement its business plan, and work closely with their potential merger company provide the opportunity for the Company to continue as a going concern.

NOTE 11.     SUBSEQUENT EVENTS

On February 11, 2011, our registration statement on Form S-1 registering 9,640,955 shares of common stocks offered by selling security holders was declared effective by the SEC. The Company will not receive any of the proceeds from the sale of these shares. The Company agreed to bear the expenses relating to the registration of the shares for the selling security holders.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements relating to future events or our future performance.  Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus.  Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Business Overview

Elite Energies, Inc. (“we”, “us”, “Elite Energies”, or the “Company”) is a Delaware corporation formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.”. On December 17, 2008, Global ePlatform Technologies Inc. changed its name to Elite Energies, Inc. We are a holding company and have incorporated a wholly owned California subsidiary corporation, Elite Renewable Energies Technology, Inc. (“ERET”) as the operating company.  Both Elite Energies and ERET are located and operated out of Sunnyvale, California, USA.

In order to meet ERET’s mission of selling environmentally friendlier commercial and industrial products inside the United States, ERET focuses on conducting a broad base of activities and products such as selling energy efficient light emitting diodes (LEDs) lighting systems for outdoor illumination and recycling material for home building material, such as flooring, kitchen cabinets.

In August 2009, under our EED program, ERET invested into a wholesale distribution operator, Quality Green Building Supplies, Inc. (“QGBS”), a California Corporation. QGBS was established in July 2009, and focuses on operating as a building materials wholesaler in the San Francisco Bay Area.  .

On October 19, 2010, ERET signed an exclusive agent contract with Shiyan Hongda Science and Technology Co., Ltd., (“Shiyan”), a company located at People’s Republic China (PRC). Under this exclusive agent contract, ERET will be Shiyan’s exclusive agent to solicit orders for Shiyan’s “Wisdom Solar” brand solar product series in the United States, Canada, Mexico, Brazil and Ethiopia effective on November 1, 2010 for three years.  ERET shall undertake to solicit orders for no less than $75,000, $100,000, and $125,000 of such products during the first, second, and third year, respectively. This agreement does not come into effect until ERET fulfills the first year target sales.

In October 2010, during a general board meeting of the Company, the directors of the Company agreed to lend a minimum of $5,000 from each director in the form of a short-term note with simple annual interest rate of 7% for funding purposes. On December 1, 2010, six directors loaned the Company the amount of $5,000 each, totaling $30,000. On December 27, 2010, another director loaned the Company the amount of $5,000. Each of the loans from the seven directors was at simple annual interest rate of 7% and due one year from the date of the loan.

On November 2010, the Company has submitted a trademark registration to the United States Patent and Trademark Office (“USPTO”).  Its trademark, "Elite Energies", has been registered and is pending for approval. Once the trademark is approved, we can promote our products and services under our brand name to help us market and promote our products in the industry.

Business Plan

We will continue focus on our current business as a wholesaler. We have hired a part time technical person to further develop the out-door-lighting LED system to meet the requirement of our clients. We are planning to hire two more salespersons on the building material sales team to boost up our sales.

In the next 90 days, we are planning to push our EED program to recruit more distributors. We are actively looking for potential operators either in domestic US or overseas operators in the energy field to develop business partnership to explore business opportunities in US or overseas markets.

Over the next 180 days, we are looking into the possibility of merging with a company that is in the similar or same type of business in the PRC.

We expect the trademark application will be approved by the end of the year, and we shall market our products and services with our trademark, "Elite Energies", which will improve our brand name recognition substantially.

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Nine Months Ended December 31,
	2010	2009
	(UNAUDITED)
Revenues-
Trade	$754,248	$176,442
Related parties	80,415	16,658
Total Revenue	834,663	193,100

Cost of Revenue	644,890	148,330
Gross profit	189,773	44,770

Operating expenses
Payroll expenses	115,829	34,249
General and administrative	93,662	34,255
Rent and utilities	71,069	16,737
Legal and professional fees	79,721	5,272
Total operating expenses	(360,281)	(90,513)

Other income/ (expenses)
Interest income	129	92
Interest under capital leases	(1,205)	(382)
Note interest	(6,042)	(3,200)
Total other income/ (expenses)	(7,118)	(3,490)

Loss before income taxes	(177,626)	(49,233)

Provision for income taxes	-	-

Net loss	(177,626)	(49,233)

Less: Net loss attributable to noncontrolling interest	(40,462)	(16,459)

Net loss attributable to Elite Energies, Inc.	$(137,164)	$(32,774)

Revenue: Our revenue was mainly generated from the sales of fixtures and environmental friendly building materials to the customers through our 50.52% owned subsidiary QGBS. Major channel to generate revenue is the selling of the products that were purchased from the vendors to customers.   For the nine months ended December 31, 2010, we generated $834,663 in revenue, representing an increase of $641,563 compared to the revenue of $193,100 during the same period ended on December 31, 2009.   The increase of our revenue was mainly attributable to the acquisition of majority ownership of QGBS, which contributed the majority of our revenue in the period of nine months ended December 31, 2010 as follow: $691,235 hardwood floor sales to customers and $88,582 sink sales to customers as those customers acquired the ownership of the products during the sales transactions. It is also attributable to the growing demand of our products due to the public awareness of eco-friendly products, the favorable government policy of energy-savings products as well as the recovery of the general economic conditions.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $644,890 for the nine months ended December 31, 2010, compared to $148,330 for the same period ended December 31, 2009, representing an increase of $496,560. Our cost of revenue increased due to the Company being in operation for the nine months ended December 31, 2010 while the Company was in the developing stage for the nine months ended December 31, 2009.

Payroll expenses: The payroll expenses were $115,829 for the nine months ended December 31, 2010 and $34,249 for the same period ended December 31, 2009, representing an increase of $81,580.  The increase was primarily due to the hiring of new employees to perform our daily operations. During the nine months ended December 31, 2010, together with QGBS, we have 4 full-time employees and 3 part-time employees.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $93,662 for the nine months ended December 31, 2010, compared to $34,255 in the same period ended December 31, 2009, representing an increase of $59,407 which was primarily due to the fact that the Company was in operation for the nine months ended December 31, 2010.

Rent and utilities: The rent and utilities were $71,069 for the nine months ended December 31, 2010, compared to $16,737 in the same period ended December 31, 2009, representing an increase of $54,332. The increase is attributable to renting of new business office as well as the warehouse renting cost from QGBS. Currently we rent a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: The legal and professional fees were $79,721 for the nine months ended December 31, 2010 and $5,272 for the nine months ended December 31, 2009, representing an increase of $74,449.  The increase was primarily attributable to accounting fees and legal fees of $78,401 that occurred in connection with our public offering in the nine months ended December 31, 2010 as compared to the same period ended December 31, 2009.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Three Months Ended December 31,
	2010	2009
	(UNAUDITED)
Revenues-
Trade	$199,210	$156,343
Related parties	18,050	8,985
Total Revenue	217,260	165,328

Cost of Revenue	174,179	124,064
Gross profit	43,081	41,264

Operating expenses
Payroll expenses	42,220	33,353
General and administrative	25,568	21,031
Rent and utilities	23,392	9,087
Legal and professional fees	14,385	4,224
Total operating expenses	(105,565)	(67,695)

Other income/ (expenses)
Interest income	7	45
Interest under capital leases	(361)	(382)
Note interest	(1,575)	(2,400)
Total other income/ (expenses)	(1,929)	(2,737)

Loss before income taxes	(64,413)	(29,168)

Provision for income taxes	-	-

Net loss	(64,413)	(29,168)

Less: Net loss attributable to noncontrolling interest	(20,977)	(11,208)

Net loss attributable to Elite Energies, Inc.	$(43,436)	$(17,960)

Revenue: Our revenue was mainly generated from the sales of fixtures and environmental friendly building materials to the customers through our 50.52% owned subsidiary QGBS. Major channel to generate revenue is the selling of the products that were purchased from the vendors to customers.   For the three months ended December 31, 2010, we generated $217,260 in revenue, representing an increase of $51,932 compared to the revenue of $165,328 during the same period ended on December 31, 2009.   The increase of our revenue was mainly attributable to the acquisition of majority ownership of QGBS, which contributed the majority of our revenue in the period of three months ended December 31, 2010 as follow: $184,191 hardwood floor sales to customers as those customers acquired the ownership of the products during the sales transactions. It is also attributable to the growing demand of our products due to the public awareness of eco-friendly products, the favorable government policy of energy-savings products as well as the recovery of the general economic conditions.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $174,179 for the three months ended December 31, 2010, compared to $124,064 for the same period ended December 31, 2009, representing an increase of $50,115. Our cost of revenue increased due to the correlated increase of revenue during the period.

Payroll expenses: The payroll expenses were $42,220 for the three months ended December 31, 2010 and $33,353 for the same period ended December 31, 2009, representing an increase of $8,867.  The increase was primarily due to the hiring of new employees to perform our daily operations. During the three months ended December 31, 2010, together with QGBS, we have 4 full-time employees and 3 part-time employees.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $25,568 for the three months ended December 31, 2010, compared to $21,031 in the same period ended December 31, 2009, representing an increase of $4,537 which was primarily due to the fact that the Company was in operation for the three months ended December 31, 2010.

Rent and utilities: The rent and utilities were $23,392 for the three months ended December 31, 2010, compared to $9,087 in the same period ended December 31, 2009, representing an increase of $14,305. The increase is attributable to renting of new business office as well as the warehouse renting cost from QGBS. Currently we rent a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: The legal and professional fees were $14,385 for the three months ended December 31, 2010 and $4,224 for the three months ended December 31, 2009, representing an increase of $10,161.  The increase was primarily attributable to accounting fees and legal fees of $9,491 that occurred in connection with our public offering in the three months ended December 31, 2010 as compared to the same period ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $216,369 through December 31, 2010. In addition, we expect to incur a net loss in the year ended March 31, 2011 due in part to an increase in our general and administrative costs to enable operating as a public company. We have financed our operations primarily through the sale of common stocks, proceeds from shareholders’ loans in subsidiaries, proceeds from directors’ loans, and capital lease financings. At December 31, 2010, our principal sources of liquidity were cash and cash equivalents totaling $72,908.

We expected to use net cash in operating activities between $300,000 and $350,000 in the year ended March 31, 2011 due in part to an increase in our general and administrative costs to enable operating as a public company, and a slightly increase in purchasing of the additional inventories. Further, we currently anticipate making aggregate capital expenditures of between $15,000 and $20,000 during the year ending March 31, 2011, primarily related to the purchase of additional equipments for the warehouse in San Leandro, California.  The funds will come from our operating revenue and loans from directors and others.

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009
	(unaudited)	(unaudited)
Net cash used in operating activities	$(255,238)	$(459,682)
Net cash used in investing activities	(15,909)	(21,234)
Net cash provided by financing activities	200,939	610,551
Net increase / (decrease) in cash and equivalents	(70,208)	129,635
Cash and equivalents, beginning of period	143,116	77,484
Cash and equivalents, end of period	$72,908	$207,119

Operating Activities

Our net cash used in the operating activities was $255,238 and $459,682, respectively, for the nine months ended December 31, 2010 and December 31, 2009, reflecting a decrease of $204,444. Cash flow used in operating activities decrease during the period due to the Company was in operation in the nine months ended December 31, 2010 while the Company was in the initial stage of business operations in the nine months ended December 31, 2009. The decrease of cash flow that was used in operating activities was the results of a decrease in inventories, an increase in accrued expense, offset by an increase in prepaid expenses and inventory in transit.

Investing Activities

Our main use of cash for investing activities is for purchase of fixed assets. Net cash used in investing activities was $15,909 and $21,234 for the nine months ended December 31, 2010 and December 31, 2009, respectively, a decrease of $5,325. We had more fixed assets purchased during the nine months ended December 31, 2009 due to the Company was in the initial stages of business operations in the nine months period ended December 31, 2009 while the Company was in operation in the nine months ended December 31, 2010.

Financing Activities

Cash flow from financing activities mainly includes our proceeds from issuance of common stocks and net contributions from noncontrolling interest. Net cash provided by financing activities was $200,939 and $610,551 for the nine months ended December 31, 2010 and December 31, 2009, respectively, a decrease of approximately $409,612. Due to the fact that Company was in operation in the nine months ended December 31, 2010 while the Company was in the initial stage of business operations in the same period ended December 31, 2009, the Company received $210,001 cash related to issuance of equity to the Company’s shareholders and the noncontrolling interest in the subsidiary during the nine months ended December 31, 2010 and received $486,800 cash related to issuance of equity to the Company’s shareholders and the noncontrolling interest in the subsidiary   during the same period ended December 31, 2009. Further, the Company repaid $50,000 shareholder’s loan during the nine months ended December 31, 2010 while received $120,200 cash from shareholder’s loan during the same period ended December 31, 2009.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue and additional investors’ funding. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $137,164, used $255,238 of cash in operating activities during the nine months ended December 31, 2010, and has an accumulated deficit of $216,369 at December 31, 2010.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of condensed consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the condensed consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to the consolidated financial statements in the Company’s Registration Statement on Form S-1/A (File No. 333-168184). There have been no material changes to our critical accounting policies and estimates as disclosed in the Company’s Registration Statement on Form S-1/A (File No. 333-168184).

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)   Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the quarter ended December 31, 2010 that were not previously disclosed in our filings during that period.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved.)

Item 5. Other Information.

There was no other information during the quarter ended December 31, 2010 that was not previously disclosed in our filings during that period.

Item 6. Exhibits.

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
              31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
              32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ELITE ENERGIES, INC.

Date: March 25, 2011	By: /s/ Spencer Luo
Spencer Luo
Chief Executive Officer

Date: March 25, 2011	By: /s/ Stephen Wan
Stephen Wan Chief Financial and Accounting Officer