Form 10-K
period 2011-03-31
Elite Energies, Inc.
filed 2011-06-30
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-K
_______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

ELITE ENERGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-168184	26-3936718
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

848 Stewart Drive, Suite 101 Sunnyvale, California 94085
(Address of principal executive offices)

(888) 209-9909
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

As of June 29, 2011, the registrant had 30,340,955 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

PAGE
                             PART I

                             PART II

                             PART III

                             PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	23
SIGNATURES		24

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

•	risks related to our international operations and currency exchange fluctuations; and
•	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

References in this annual report to “we”, “us”, “our”, the “Company” refer to Elite Energies, Inc., unless otherwise indicated.

References to China or the PRC refer to the People’s Republic of China.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

PART I

ITEM 1.   BUSINESS

Business Overview

We were originally formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.” We had no operation after inception and in December 2008, our corporate name was changed to Elite Energies, Inc. to reflect our then business operations as described below.

We are a company investing in increased efficient energy use with decreased energy consumption, such as exterior light-emitting diodes (LED) lights and building material products that inflict minimum and no harm to the environment. With regard to energy consumption, the typical high pressure sodium (HPS) street light consumes 425 kilowatt hours per year while LED lighting system consumes 210 kilowatt hours, which is 50.6% less. In addition, LED lighting increases energy efficiency by providing 67 lumens per watt of brightness compared to 61 lumens by typical sodium street lights. In the philosophical aspect of combating the energy crises, we aim to capture the opportunities of these growing business segments presented. We are the holding company and have incorporated a wholly owned California subsidiary corporation, Elite Renewable Energies Technology, Inc. (“ERET”) as the operating arm. Both the Company and ERET are located and operated out of Sunnyvale, California, USA.

ERET invests and operates a subsidiary, and is planning to sign up other businesses to implement ERET’s Elite Energies Distribution (EED) program. This EED program is to build up new distribution channels with local distributors at selected regions throughout the United States. In August 2009, ERET invested into a wholesale distribution operator, Quality Green Building Supplies, Inc. (“QGBS”), a California Corporation. QGBS was established on July 2009, and is operating as a building materials wholesaler in the San Francisco Bay Area.  We have entered into an agreement and paid $330,000 to acquire 50.52% of QGBS ownership.  The financial statements of QGBS are included in the consolidated financial statements because of the Company’s majority ownership (50.52%) and control over QGBS.

As a building material wholesaler, QGBS plans to source and discretely select the best manufacturers with high quality, reliable and price sensible products. With the help of our technical advisors and merchandisers, we might modify the users interface or even certain technical aspects of our product lines to accommodate each targeted market and ultimately fabricate products with our own brand name.

The equity ownership of QGBS is an integral part of ERET’s marketing strategy designed to congregate small to medium sized distributors in the sales and general construction fields across the United States in order to form a larger distribution network program, called “Elite Energies Distributors” (“EED”). This EED Program will provide product information, marketing and sales materials to distributors to exploit and make a way into their local markets; and in turn help ERET quickly penetrate into the United States market.

On the other operation front, ERET is planning to invest its resource into lighting products, such as exterior Light Emitting Diode (LED) lighting systems. The sales and distribution of exterior LED lights are believed to be the promising areas for long-term sustainable growth. ERET plans to fully implement its LED lights project in three to five years after the commencement of its building material supplies segment operation.  We currently bundle our own unique building products as a package to better fit our own distribution channels as well as to distinguish ourselves from other competitors.  ERET generate revenue from distribution, selling products and marketing services.

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

From March 2009 to March 2010, we sold a total of 13,333,333 shares at $0.012 per share to seven (7) purchasers, including 10,416,667 shares to our directors and investors for an aggregate offering price of $160,000.

On March 31, 2010, we closed a private placement (the “Private Placement”) under Rule 506 under Regulation D and/or Regulation S for the sale of an aggregate of 4,007,622 shares of common stock (the “Private Placement Shares”) at a purchase price of $0.06 per share to 39 accredited investors. The total proceeds from this Private Placement are $240,457.32.

Market Opportunities

Petroleum was sold for $147 per barrel in June 2008, and slipped back down to less than $36 per barrel as of December 2008. As of the end of May 2011, the price of petroleum per barrel was hovering over $93, and it is anticipated that the price will bounce back to $110 per barrel in the commodity market by the end of 2011.

With more attention and growing supports from all around the world, the green energy industry is getting more and more competitive nowadays. In order to maintain our competitiveness, we need a dedicated and seasoned management team with a creative and down to earth marketing plan. With creative marketing strategies like the EED Program, we are on the way of developing street lighting systems with higher efficiencies and lower costs. ,

LED Street lighting system has become tremendously popular and accepted by the public sector due to its cost efficiency.  The City of San Francisco proposes to invest $10 million to install 17,600 LED street lamps.  San Francisco Public Utility Commission (SFPUC) expects saving of $800,000 per year through the reduced cost of energy consumption and maintenance costs. (“San Francisco plans $10 million LED streetlight project.”, newstreetlights.com,
http://newstreetlights.com/index_files/LED_street_light_news_San Francisco_plans_10_million_dollar_LED_streetlight_project_15100.htm).

The City of San Jose, the heart of Silicon Valley, is also launching a $2 million LED lighting project through the federal stimulus funds. (“The Old Streetlamp of the Past Gets Updated for a Green Future”, The Wall Street Journal, http://online.wsj.com/article/SB124035903357241327.html)

In addition, Los Angeles, another major city in California, has also proposed to install 140,000 LED streetlights.  Due to such high demand of LED streetlight, ERET is positioned to take on the trend and bring our green energy business to the next level.
(“Los Angeles to install 140,000 LED streetlights”, sustainablebusiness.com, http://www.sustainablebusiness.com/index.cfm/go/news.display/id/17696)

Products Offered

We are planning to focus on the development and wholesaling of two types of products: (i) energy saving lighting products and fixtures and (ii) environmental friendly building materials. We do not have any plans to manufacture products by ourselves in the near future.

LED Lighting System

We are involved with the sales and distribution of exterior LED lighting systems for public areas, such as parking lots, public walkways, parks, farms, and golf course lightings.

Green Building Materials

ERET, our wholly-owned subsidiary, will select manufacturers that develops non-toxic cement, insulation, engineered wood and flooring materials to reduce solid waste.

In the United States, buildings alone produce 38% of all CO2 emissions and consume 13.6% of all potable water and 72% of all electrical power generated.  By using green building materials, we expect to substantially reduce the above emissions and consumption.

Commercial office buildings will be our primary target customers for green building materials over the residential buildings since we believe business owners have more incentives to go green.

Suppliers and Customers

The Company’s major customers include Kingway Cabinet Outlet Inc. and Best Forest Products, Inc. which accounts for approximately 23% of the Company’s total sales for the year ended March 31, 2010.

The Company also has five customers, Best Forest Products, Inc., CBS Building Supply Inc., Kingway Cabinet Outlet Inc., Kingway Construction Supply Inc. and Sincere Hardware Supply, which account for approximately 72% of the Company’s trade accounts receivable as of March 31, 2011.  In addition, the Company has three customers, Kingway Cabinet Outlet Inc., Best Forest Products, Inc. and Sincere Hardware Supply, which account for approximately 57% of the Company’s trade accounts receivable as of March 31, 2010.

The Company purchased approximately 92% of goods from two major vendors, Jiangmen Pioneer Import & Export Co., Ltd. and Art Make Co., Ltd., for the year ended March 31, 2011.  For the year ended March 31, 2010, the Company purchased approximately 80% of its goods from two major vendors, Whole New Concept, LLC and Jiangmen Pioneer Import & Export Co., Ltd.

As of the date of this report, the Company does not have any purchase obligations with its suppliers.

Competition

We bundle our own unique building products as a package to better fit our own distribution channels as well as to distinguish ourselves from competitors. We are aware there are many small to medium size hardware stores in the market place and major nationwide building materials chain stores, such as Home Depot, Price Club, Lowe, Orchard, Sears, Target and many others that are selling similar products and services.  Our advantage is direct import from overseas manufacturers without any middleman or agency fees.

Employees

As of the date hereof, together with QGBS, we have four full-time employees and three part-time employees.

Legal Proceedings

In the normal course of our business, we may periodically be subject to various lawsuits. However, there is currently no legal action pending against the Company, nor, to our knowledge, any such proceedings contemplated.

ITEM 1A.   RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this annual report, the words “we”, “our”, “us”, or “Elite Energies” refer to the Company and its subsidiaries.

Risks Related to Our Business

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Delaware on March 28, 2008. We have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities

WE HAVE LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN NEW AND RAPIDLY EVOLVING MARKET.

We have limited operating history.  We are facing many of the risks and difficulties encountered in rapidly evolving markets.  These risks include the ability to:

              ●         Commercialize our products;
              ●         Increase awareness of our brand names;
              ●         Strengthen customer loyalty;
              ●         Maintain current strategic relationships, and develop new strategic relationships;
              ●         Respond effectively to competitive pressures;
              ●         Continue to develop and upgrade technology; and
              ●         Attract, retain and motivate qualified personnel.

WE CURRENTLY DO NOT HAVE CONTRACT WITH ANY OF OUR SUPPLIERS AND CUSTOMERS. ALTHOUGH WE MAINTAIN A GOOD RELATIONSHIP WITH THEM, THERE IS NO ASSURANCE THAT OUR SUPPLIERS WILL CONTINUE TO PROVIDE US THE PRODUCTS OR THE CUSTOMERS WILL CONTINUE TO PURCHASE GOODS FROM US, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

The Company purchased approximately 92% of goods from two major vendors, Jiangmen Pioneer Import & Export Co., Ltd. and Art Make Co., Ltd., for the year ended March 31, 2011. The Company has two customers, Kingway Cabinet Outlet Inc. and Best Forest Products, Inc. accounting for approximately 23% of the sales for the year ended March 31, 2010. The Company also has five customers, Best Forest Products, Inc., CBS Building Supply Inc., Kingway Cabinet Outlet Inc., Kingway Construction Supply Inc. and Sincere Hardware Supply, which account for approximately 72% of the Company’s trade accounts receivable as of March 31, 2011. Although we maintain a good relationship with them, there is no assurance that the vendors will continue to provide us products in the future or the customers will continue to purchase goods from us. If due to any reason that they decide to discontinue their relationship with us, it could materially adversely affect our operations and revenues.

OUR PRODUCTS ARE MANUFACTURED BY SUPPLIERS IN THE PRC AND CERTAIN POLITICAL, ECONOMIC AND SOCIAL FACTORS RELATING TO OPERATING IN THE PRC COULD ADVERSELY AFFECT OUR SUPPLIES AND BUSINESS OPERATIONS.

Our products are currently manufactured by suppliers in the PRC. The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on the operations or future business development of our PRC suppliers. Our PRC suppliers’ operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below, which in turn, may adversely affect the supplies of our products and therefore our business operations.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We consider our current directors and officers to be essential to the success of the business. None of these individuals are currently subject to a written employment agreement and we do not maintain key life insurance on them.  Although they have not indicated any intention of leaving us, the loss of any one of these individuals for any reason could have a very negative impact on our ability to fulfill our business plan as each officer has specific product and industry knowledge that would be difficult to replicate.

THE CONTINUED DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS WILL REQUIRE A COMMITMENT OF SUBSTANTIAL FUNDS.

Our capital requirements will depend on many factors, including but not limited to, the costs and timing of our development and launch activities, the success of our development efforts, the costs and timing of the expansion of our sales and marketing activities. The extent to which our existing and new products will gain market acceptance will be based upon our ability to maintain existing collaborative relationships and enter into new collaborative relationships, competing product developments. Progress of our commercialization efforts and the commercialization efforts of our competitors, costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property claims, developments related to regulatory issues, and other factors.  We estimate that it will require a substantial investment to launch additional products with significant marketing efforts in our target market and to implement our business plan.

WE DEPEND ON TWO MAJOR SUPPLIERS, THE LOSS OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

We depend on two major suppliers, Jiangmen Pioneer Import & Export Co., Ltd. and Art Make Co., Ltd., which provided approximately 92% of our goods for the year ended March 31, 2011.  Our reliance on a limited number of suppliers involves several risks, including a potential inability to obtain an adequate supply of goods and an increase in price if we are unable to negotiate favorable pricing terms with new suppliers. Therefore, if we are unable to maintain a relationship with these two vendors for any reason, such loss would have a material adverse effect on our business, financial condition and results of operations.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

OUR OFFICERS AND DIRECTORS BENEFICIALLY OWN A SIGNIFICANT AMOUNT OF THE OUTSTANDING COMMON STOCK AS OF THE DATE OF THIS FILING AND COULD TAKE ACTIONS DETRIMENTAL TO YOUR INVESTMENT FOR WHICH YOU WOULD HAVE NO REMEDY.

Our officers and directors beneficially own approximately 66.55% of the outstanding common stock as of the date of this filing. They will continue to have the ability to substantially influence the management, policies, and business operations. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

WE MAY NEVER ISSUE DIVIDENDS.

We did not declare any dividends for the years ended March 31, 2011 and 2010. Our Board of Directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

FUTURE ACQUISITIONS MAY HAVE AN ADVERSE EFFECT ON OUR ABILITY TO MANAGE OUR BUSINESS.

If we are presented with appropriate opportunities, we may acquire complementary technologies companies.  Future acquisitions would expose us to potential risks, including risks associated with the assimilation of new technologies and personnel, unforeseen or hidden liabilities, the diversion of management attention and resources from our existing business and the inability to generate sufficient revenues to offset the costs and expenses of acquisitions.  Any difficulties encountered in the acquisition and integration process may have an adverse effect on our ability to manage our business.

Risks Related to Our Common Stock

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH IS SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

ITEM 2.   PROPERTIES

Our business office is located at 848 Stewart Dr., Suite 101, Sunnyvale, California, 94085. The office is about 250 square feet and we pay rent of $100 per month to occupy this location. QGBS, one of our subsidiaries, leased an office and warehouse in San Leandro, California for its green building materials operation. The warehouse is about 23,500 square feet and is located at 2756 Alvarado St, Unit E and F, San Leandro, Alameda, California 94577. The monthly rent for the warehouse is $7,050 and the lease will expire on October 31, 2012. We have no other properties and at this time have no intention to acquire any properties.

ITEM 3.   LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is presently no established public trading market for our shares of common stock. We anticipate on applying for trading of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of the date of this report, in accordance with our transfer agent records, we had 54 shareholders holding 30,340,955 shares of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Transfer Agent and Registrar

Globex Tansfer, LLC is currently the transfer agent for our common stock. Its address is 780 Deltona Blvd., Suite 202, Deltona, FL 32725. Its phone number is (813) 344-4490.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section of this Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Business Overview

Elite Energies, Inc. is the holding company and has incorporated a wholly owned California subsidiary corporation, Elite Renewable Energies Technology, Inc. (“ERET”) as the operating arm. We are a Delaware corporation investing in commercial and industrial products that inflict minimum and no harm to the environment. ERET focuses on conducting a broad base of activities and products such as selling lighting systems which can achieve increased efficient energy use with decreased energy consumption. Our focus is on selling solar LEDs for outdoor lightings that reduce energy consumption and energy demand, and energy efficient products to builders and general contractors.

To expedite the growth process, ERET has invested into a wholesale distribution operator Quality Green Building Supplies, Inc. (“QGBS”). We have entered into an agreement and paid $330,000 to acquire 50.52% of QGBS ownership by way of installment payments on August 18, 2009. QGBS was established in July 2009. It is currently operating as a building materials wholesaler in the San Francisco Bay Area. QGBS leased a warehouse in San Leandro, California for its green building materials operation.

On April 29, 2011, Mrs. Ai Huan Liu was elected as the Chairwoman of the Company.

On May 4, 2011, a company headed by Mrs. Liu acquired 19.99% shares of the Company

On June 7, 2011, the Company established a wholly-owned Hong Kong subsidiary, Elite Energies International Limited (“EEIL”), to operate and manage all the Company’s potential operations in Hong Kong and Chinese markets.

Plan of Operation

The following outlines our business plan for the next 12 months:

1.	The first 30 days
We expect to see the approval of our pending trademark application of "Elite Energies". Once the trademark is issued, we will be able to add the brand name on our quality products and it will differentiate and promote our products in the market.

2.	The first 90 days
To expand our EED program, ERET plans to recruit more distributors to achieve this goal.

The approach is to have ERET focuses on its wholesale operation. We will also recruit more individual entrepreneurs to join our company. ERET will maintain the best manufacturers domestically and internationally as our suppliers, for high quality, reliability and price sensible products.

In addition, ERET plans to hire 2 marketing and sales professionals to boost up sales and expand the sales channel.

Elite has engaged Globlex Transfer LLC to become DTC eligible. Upon approval, shareholders will be able to trade Elite’s stock freely and easily on the OTCBB market.

3.	Next 180 days
We are planning to expand our business into Hong Kong and China using EEIL to oversee and manage our operations.

Since our Chairwoman Mrs. Liu is in the industrial gas business, we will explore the opportunities in reselling industrial gas directly to end users. Our potential customers are likely to be in other cities outside of Hunan Province, China.

Elite plans to change its name to “Elite Universal Holdings, Inc.”, upon approval from all directors, the majority of the shareholders, and the government regulatory.

Result of Operations

	2011	2010
Revenues
Trade, net of returns	$968,414	$352,373
Related parties	110,490	41,159
	1,078,904	393,532

Cost of Revenue	834,426	308,226
Gross profit	244,478	85,306

Operating expenses
Payroll expenses	159,262	69,902
General and administrative	118,731	54,395
Rent and utilities	94,615	38,896
Legal and professional fees	141,608	11,017
Total operating expenses	(514,216)	(174,210)

Other income/ (expenses)
Interest income	133	108
Interest under capital leases	(1,524)	(876)
Note interest	(8,242)	(5,600)
Total other income/ (expenses)	(9,633)	(6,368)

Loss before income taxes	(279,371)	(95,272)

Provision for income taxes	-	-

Net loss	(279,371)	(95,272)
Less: Net loss attributable to noncontrolling interest	(58,255)	(29,954)
Net loss attributable to Elite Energies, Inc.	$(221,116)	$(65,318)

Revenue: Our revenue was mainly generated from the sale of fixtures and environmental friendly building materials to customers through our 50.52% owned subsidiary QGBS. The major channel to generate revenue is the selling of the products that were purchased from our vendors to customers. For the year ended March 31, 2011, we generated $1,078,904 in revenue, representing an increase of $685,372, compared to revenue of $393,532 during the year ended on March 31, 2010.   The majority of our revenue for the year ended March 31, 2011 was as follows: $903,341 for hardwood floor sales to customers and $94,807 for sink sales to customers. The increase in revenue was due to the Company being in operation for a whole year during the twelve months ended March 31, 2011, while the Company was in the initial stage for the year ended March 31, 2010.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $834,426 for the year ended March 31, 2011, compared to $308,226 for the year ended March 31, 2010, representing an increase of $526,200. Our cost of revenue increased due to the Company being in operation for a whole year during the twelve months ended March 31, 2011, while the Company was in the initial stage for the year ended March 31, 2010.

Payroll expenses: The payroll expenses were $159,262 for the year ended March 31, 2011 and $69,902 for the year ended March 31, 2010, representing an increase of $89,360. The increase was primarily due to the hiring of new employees to perform our daily operations. During the year ended March 31, 2011, together with QGBS, we have 4 full-time employees and 3 part-time employees.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes. Our general and administrative expenses were $118,731 for the year ended March 31, 2011, compared to $54,395 in the year ended March 31, 2010, representing an increase of $64,336, which was primarily due to the fact that the Company was in operation for the twelve months ended March 31, 2011.

Rent and utilities: The rent and utilities were $94,615 for the year ended March 31, 2011, compared to $38,896 in the year ended March 31, 2010, representing an increase of $55,719. The increase is attributable to the lease of a new business office as well as the warehouse lease of  QGBS. Currently we lease  a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: The legal and professional fees were $141,608 for the year ended March 31, 2011 and $11,017 for the year ended March 31, 2010, representing an increase of $130,591. The increase was primarily attributable to accounting fees and legal fees of $117,378 that occurred in connection with our public offering in the year ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $300,321 through March 31, 2011.  We have financed our operations primarily through the issuance of common stock, proceeds from shareholders’ loans in subsidiaries and proceeds from directors’ loans. At March 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $42,651.

	Year Ended March 31, 2011	Year Ended March 31, 2010
Net cash used in operating activities	$(284,059)	$(538,276)
Net cash used in investing activities	(15,908)	(23,838)
Net cash provided by financing activities	199,502	627,746
Net increase / (decrease) in cash and equivalents	(100,465)	65,632
Cash and equivalents, beginning of year	143,116	77,484
Cash and equivalents, end of year	$42,651	$143,116

Operating Activities

Our net cash used in the operating activities was $284,059 and $538,276 for the years ended March 31, 2011 and 2010, respectively, reflecting a decrease of $254,217. The cash flow used in operating activities decrease during the period was due to the decrease in cash payment for the purchase of inventories in the year ended March 31, 2011

Investing Activities

Our main use of cash for investing activities is for the purchase of fixed assets. Net cash used in investing activities was $15,908 and $23,838 for the years ended March 31, 2011 and 2010, respectively, a decrease of $7,930. We had more fixed assets purchased during the year ended March 31, 2010 due to the Company being in the initial stages of business operations in the year ended March 31, 2010 while the Company was in operation in the year ended March 31, 2011.

Financing Activities

Cash flow provided by financing activities mainly includes cash proceeds from the issuance of common stock and notes payable. Net cash provided by financing activities was $199,502 and $627,746 for the years ended March 31, 2011 and 2010, respectively, a decrease of approximately $428,244. The Company received cash of $210,001 and $510,456 from the Company’s shareholders and noncontrolling interest in the subsidiary related to the issuance of common stocks during the years ended March 31, 2011 and 2010, respectively. Further, the Company repaid $50,000 shareholder loans in the subsidiaries during the year ended March 31, 2011 and received cash of $120,000 from shareholder loans in the subsidiaries during the year ended March 31, 2010.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $221,116, used $284,059 of cash in operating activities during the year ended March 31, 2011, and has an accumulated deficit of $300,321 at March 31, 2011 which raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with US GAAP. In connection with the preparation of the consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with US GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to the consolidated financial statements. There have been no material changes to our critical accounting policies and estimates as disclosed in the Company’s Registration Statement on Form S-1/A (File No. 333-168184).

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ELITE ENERGIES, INC.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elite Energies, Inc.
& Subsidiaries:

We have audited the accompanying consolidated balance sheets of Elite Energies, Inc. & Subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of Elite Energies, Inc. & Subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Energies, Inc. & Subsidiaries as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the entity has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 13.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mah & Associates, LLP

San Francisco, California
June 29, 2011

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$42,651	$143,116
Receivables -
Trade, net	52,431	59,263
Related parties	15,682	12,117
Advanced to employee	-	500
Inventory	543,513	310,333
Inventory in transit	-	49,327
Prepaid expenses	7,493	48,594
Total Currents Assets	661,770	623,250
Deposit	26,809	11,809
Property and Equipment, net	37,534	35,361
Total Assets	$726,113	$670,420

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Payables
Trade	$126,892	$1,561
Related parties	26,123	33,117
Accrued expenses-
Related parties	10,380	-
Interest	5,842	5,600
Other	10,358	3,755
Obligations under capital leases - current	6,200	5,499
Directors’ loans	35,000	-
Loan from unrelated parties	10,000	-
Stockholder loans in subsidiaries	70,000	120,000
Total Current Liabilities	300,795	169,532
Obligations under capital leases - noncurrent	3,391	9,591
Total Liabilities	304,186	179,123

Commitments

Stockholders' Equity
Common stock, authorized 50,000,000 shares, par value $0.000001, 26,340,955 shares and 26,340,955 shares issued and outstanding on March 31, 2011 and 2010, respectively	26	26
Additional paid-in-capital	490,431	490,431
Accumulated deficit	(300,321)	(79,205)
Stock subscription receivable	-	(120,001)
Total Elite’s Stockholders Equity	190,136	291,251
Noncontrolling Interest	231,791	200,046
Total Stockholders' Equity	421,927	491,297
Total Liabilities and Stockholders' Equity	$726,113	$670,420

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010
Revenues
Trade, net of returns	$968,414	$352,373
Related parties	110,490	41,159
	1,078,904	393,532

Cost of Revenue	834,426	308,226
Gross profit	244,478	85,306

Operating expenses
Payroll expenses	159,262	69,902
General and administrative	118,731	54,395
Rent and utilities	94,615	38,896
Legal and professional fees	141,608	11,017
Total operating expenses	(514,216)	(174,210)

Other income/ (expenses)
Interest income	133	108
Interest under capital leases	(1,524)	(876)
Note interest	(8,242)	(5,600)
Total other income/ (expenses)	(9,633)	(6,368)

Loss before income taxes	(279,371)	(95,272)

Provision for income taxes	-	-

Net loss	(279,371)	(95,272)
Less: Net loss attributable to noncontrolling interest	(58,255)	(29,954)
Net loss attributable to Elite Energies, Inc.	$(221,116)	$(65,318)
Loss per Share - Basic and Diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding
during the period - Basic and Diluted	26,340,955	21,606,715

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

						Total Elite's
	Common Stock		Paid in	Subscription	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

Balance, March 31, 2009	19,416,667	$19	$214,981	$(125,000)	$(13,887)	$76,113	$-	$76,113

Issuance of common stock to noncontrolling interest	-	-	-	-	-	-	230,000	230,000

Cash received for subscription receivable	-	-	-	125,000	-	125,000	-	125,000

Issuance of common stock	6,924,288	7	275,450	(120,001)	-	155,456	-	155,456

Net Loss	-	-	-	-	(65,318)	(65,318)	(29,954)	(95,272)

Balance, March 31, 2010	26,340,955	26	490,431	(120,001)	(79,205)	291,251	200,046	491,297

Issuance of common stock to noncontrolling interest	-	-	-	-	-	-	90,000	90,000

Cash received for subscription receivable	-	-	-	120,001	-	120,001	-	120,001

Net Loss	-	-	-	-	(221,116)	(221,116)	(58,255)	(279,371)

Balance, March 31, 2011	26,340,955	$26	$490,431	$-	$(300,321)	$190,136	$231,791	$421,927

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIADTED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010
Cash Flows from Operating Activities
Net loss	$(279,371)	$(95,272)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	13,735	6,277
Provision for doubtful accounts	20,390	-
Change in operating assets and liabilities:
(Increase) in trade accounts receivable	(13,558)	(59,263)
(Increase) in accounts receivable from related parties	(3,565)	(12,117)
(Increase)/Decrease in accounts receivable, other	500	(500)
(Increase) in inventories	(233,180)	(310,333)
(Increase)/Decrease in prepaid expenses and inventory in transit	90,428	(97,921)
(Increase) in deposit	(15,000)	(11,809)
Increase in trade accounts payable	125,331	1,561
Increase/(Decrease) in accounts payable to related parties	(6,994)	33,117
Increase/(Decrease) in accrued expenses to related parties	10,380	(1,296)
Increase in accrued other accrued expenses	6,603	3,680
Increase in accrued interest	242	5,600
Net Cash Used in Operating Activities	(284,059)	(538,276)
Net Cash Used in Investing Activities for purchase of property and equipment	(15,908)	(23,838)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	155,456
Proceeds from issuance of shares to noncontrolling interest	90,000	230,000
Proceeds from stockholder loans in subsidiaries	-	120,000
(Repayment) on stockholder loans in subsidiaries	(50,000)	-
Proceeds from directors’ loans	35,000	-
Proceeds from loan from unrelated parties	10,000	-
Proceeds from collection of subscription receivable	120,001	125,000
(Payments) on capital leases obligation	(5,499)	(2,710)
Net Cash Provided by Financing Activities	199,502	627,746
Net (Decrease) Increase in Cash	(100,465)	65,632
Cash, Beginning of Year	143,116	77,484
Cash, End of Year	$42,651	$143,116
Supplemental cash flow information
Interest paid	$9,524	$876
Income taxes paid	$-	$-
Noncash investing and financing activities
Capital leases	$-	$17,800
Stock issuances - subscription receivable	$-	$120,001

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

NOTE 1.     SUMMARY OF ORGANIZATION

Elite Energies, Inc. (“ELITE”, the “Company”) is a Delaware Corporation and was formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.”. On December 17, 2008, Global ePlatform Technologies Inc. changed its name to Elite Energies, Inc. The Company, located in Sunnyvale, California, is a holding company whose subsidiaries invest in the renewable energies technology and environmentally friendly building materials, products and related services.

The Company has a wholly-owned subsidiary, Elite Renewable Energies Technology, Inc. (“ERET”), which was incorporated on January 29, 2009 under the laws of the State of California. ERET invests and operates subsidiaries and plans to sign up more distributors across the nation to implement Elite Energies Distribution (EED) program. This EED program is to build up new distribution channels with local distributors at selected regions throughout the United States. In August 2009, ERET invested into a wholesale distribution operator, Quality Green Building Supplies, Inc. (“QGBS”), a California Corporation. QGBS was established in July 2009, and is operating as building materials wholesaler in the San Francisco Bay Area.   The financial statements of QGBS are included in the consolidated financial statements because of the Company’s majority ownership (50.52%) and control over QGBS.

The Company has established a new corporation, Elite Everbright Group Inc, (“EEG”), which was incorporated in California on July 15, 2010. EEG is established for the Company’s overseas operations in the future once the Company obtains more funding. Currently, EEG has no assets and no operations.

NOTE  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by in accordance with accounting principles general accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements of the Company include majority and wholly-owned subsidiaries under its control. All of the material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company recognizes revenue in accordance with FASB Accounting Standards Codification No. (“ASC”) 605, Revenue Recognition. The Company sells lighting products, fixtures and environmental friendly building materials. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery of merchandise occurs through the transfer of title and risks and rewards of ownership, the selling price is determinable, and collectability is reasonably assured. The majority of the sales contracts transfer title and risk of loss to customers upon receipt of goods. Revenues are primarily recognized upon shipment as the shipments of each product group are typically delivered to the customers within the same day. Any discrepancy between the shipment and the sales agreement is reconciled within the same day when the shipment is delivered.

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are reduced from the gross sales. During the years ended March 31, 2011 and 2010, the total amounts of return of defective products were insignificant.

Under some limited circumstances, the Company gives some customer sales discounts, rebate or other sales incentives on their first-time purchase in order to expand the customer base. The amounts of sales discounts, rebate or other sales incentives are determined at the time the sales occur and are stated in the sales agreements. These amounts are reduced from the gross sales and  recorded on a net basis. During the years ended March 31, 2011 and 2010, the total amounts of sales discounts and sales incentive were insignificant and no rebate amount has been issued or recorded for each period.

Expenses are recognized when they occur and matched against revenue, as a component of costs of revenue in the statement of operations in accordance with ASC 605, Revenue Recognition.

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

As of March 31, 2011, the Company recorded $20,390 allowance for doubtful accounts due to economic conditions of certain customers’ business.  There was no allowance for doubtful accounts as of March 31, 2010.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. There was no provision recorded for the years ended March 31, 2011 and 2010. The inventory in transit is the Company’s inventory that is purchased from the vendors and the title has transferred to the Company but is in the possession of the carrier.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives, which differ by asset category. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets:

Office Equipment	Five Years, 150% Double Declining
Furniture and Fixtures	Ten Years, 150% Double Declining
Forklift Equipment	Five Years, 200% Double Declining
Delivery Vehicle	Five Years, 200% Double Declining
Leasehold Improvements	Five Years, Straight-line

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of a respective asset are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. The salvage value of property and equipment is estimated to be equal to 10% of the original cost, except for no salvage value for leasehold improvements.  Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts, and the resulting gains or losses are reflected in the statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2011 and 2010, because of the relatively short maturity of these instruments.

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

Recent Accounting Pronouncements

Occasionally, new accounting standards are issued or proposed by the FASB, or other standard-setting bodies that we adopt by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3.   QUALITY GREEN BUILDING SUPPLIES, INC.

Quality Green Building Supplies, Inc. (“QGBS”) was established in the San Francisco Bay Area in July, 2009.  Prior to August 18, 2009, the only activity in QGBS was capital contribution of $160,000 from the two founders, who were also two of the founders of Elite Energies, Inc.. On August 18, 2009, ERET entered into an agreement with QGBS to acquire 50.52% of common stock in the amount of $330,000 by way of installment payments while the existing founders would contribute an additional $160,000 totaling to $320,000 to own 49.48% of common stock of QGBS.

After the agreement was executed on August 18, 2009, ERET owned 50.52% of ownership in QGBS and had 50.52% voting power for QGBS’s management’s decisions.  Starting in September 2009, QGBS began to operate as a building material wholesaler and generated revenue.

The total acquisition cost for the 50.52% ownership of QGBS was $330,000. ERET paid the first installment of $120,000 on August 18, 2009, second installment of $50,000 on December 31, 2009, third installment of $80,000 on April 16, 2010, fourth installment of $40,000 on May 4, 2010 and fifth installment of $40,000 on May 28, 2010.  The noncontrolling shareholders of QGBS paid $70,000 on September 2009 and $90,000 in April 2010 to fulfill their commitments per the agreement.

QGBS was a start-up entity and only cash and capital contributions from the founders were recorded on the QGBS’s balance sheet prior to the acquisition by ERET. Further, QGBS has no actual operation and has no new economic resource to create outputs by the time of the acquisition by ERET. Therefore, QGBS was not considered as a business prior to the investment made by ERET and the investment of majority ownership of QGBS through ERET was not accounted for as a business combination. In accordance with ASC 805-50-30, the transfer of assets was recorded at their carrying amounts since ERET and QGBS were under common control.

NOTE 4.     PROPERTY AND EQUIPMENT

At March 31, 2011 and 2010 property and equipment is as follows:

	2011	2010
Office Equipment	$7,502	$3,907
Furniture and Fixtures	13,070	757
Forklift Equipment	17,800	17,800
Delivery Vehicle	9,000	9,000
Leasehold Improvements	10,174	10,174
	57,546	41,638
Less: accumulated depreciation	(20,012)	(6,277)
Property and equipment, net	$37,534	$35,361

Depreciation expense for the years ended March 31, 2011 and 2010 was $13,735 and $6,277, respectively.

NOTE 5.     INCOME TAXES

There was no net current or deferred income tax provision for the years ended March 31, 2011 and 2010.

The Company’s deferred tax assets and liabilities as of March 31, 2011 and 2010 consist of the following:

	2011	2010
Deferred income tax assets:
Net operating loss carryforward	$120,412	$28,138
Other	492	437
Gross deferred income tax assets	120,904	28,575
Valuation allowance	(116,039)	(24,197)
Deferred income tax assets	$4,865	$4,378
Deferred income tax liabilities:
Depreciation	$(4,865)	$(4,378)
Deferred income tax liabilities	$(4,865)	$(4,378)
Net deferred income tax assets	$-	$-

As of March 31, 2011 and 2010, the Company had a net operating loss carryforward of $304,584 and $72,440, respectively, which is available to offset future taxable income through 2031. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

	2011	2010
Statutory Federal tax rate	(34.0)%	(34.0)%
State income taxes (net of Federal benefit)	(6.0)%	(6.0)%
Effect of valuation allowance	40%	40%
Effective tax rate	-%	-%

Management feels that the Company does not have any tax positions that will result in a material impact on the Company’s consolidated financial statements because of the adoption of ASC 740.  However, management’s conclusion may be subject to adjustment at a later date based on factors including additional implementation guidance from the Financial Accounting Standards Board and ongoing analyses of tax laws, regulations and related interpretations.

The Company and its subsidiaries file U.S. federal and state income tax returns. There are no on-going examinations of income tax returns filed by the Company and its subsidiaries. U.S. federal income tax returns ending after 2008 are subject to examination by the Internal Revenue Service. State income tax returns for tax years ending after 2008 are subject to examination by related state tax authorities.

NOTE 6.     NOTES PAYABLE

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

The Company recorded $8,242 and $5,600 of interest expenses on the above loans during the years ended March 31, 2011 and 2010, respectively, which include accrued interest totaling as follows:

	2011	2010
Accrued interest
Stockholder loans in subsidiaries	$4,867	$5,600
Directors’ loans	792	-
Loan from unrelated parties	183	-
	$5,842	$5,600

NOTE 7.     COMMITMENTS

Operating Leases

QGBS leases a warehouse for its green building materials operations under non-cancellable operating leases, which expire in October 31, 2012. Certain of the leases require payments for additional expenses such as maintenance and utilities.

Future minimum lease payments for operating leases with non-cancelable terms of more than one year are as follows:

Year ending March 31	Amount
2012	$88,229
2013	52,353
Thereafter	-
$140,582
Rent expense was $89,432 and $36,450 during the years ended March 31, 2011 and 2010, respectively.

Capital Leases

QGBS leases a forklift under capital leases. The following is an analysis of the leased property under capital leases at March 31, 2011 and 2010.

	2011	2010
Forklift	$17,800	$17,800
Less accumulated depreciation	(9,612)	(4,153)
	$8,188	$13,647

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2011.

Year ending March 31	Amount
2012	$7,022
2013	3,511
Thereafter	-
Total minimum lease payments	10,533
Less: Amount representing interest	(942)
Present value of net minimum lease payments (a)	$9,591

(a)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $6,200 and $3,391, respectively.

NOTE 8.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, as of March 31, 2011 and 2010, there were no diluted shares outstanding.

	2011	2010
Numerator:
Net loss	$(279,371)	$(95,272)
Less: Net loss allocated to noncontrolling interest	(58,255)	(29,954)
Net loss attributable to the Company common stockholders—basic	$(221,116)	$(65,318)
Denominator:
Weighted average common shares	26,340,955	21,606,715
Net loss attributable to the Company common stockholders per share—basic	$(0.01)	$(0.00)

NOTE 9.     STOCKHOLDERS’ EQUITY

Common Stock

On March 28, 2008, the Company authorized 1,000,000,000 shares of common stock at par value of $0.000001. On March 24, 2010, the Company decreased its authorized common stock from the initially 1,000,000,000 shares to 50,000,000 shares. The holders of common stock are entitled to one vote per share. The Company has issued common stock to investors for cash.

During the year ended March 31, 2009, the Company issued 9,000,000 shares at $0.01 per share and 10,416,667 shares at $0.012 per share, for total cash proceeds of $90,000 and $125,000 subscription receivable. Of this amount, 17,416,667 shares were issued to the Company’s directors, and the remaining 2,000,000 shares were issued to unrelated third-party investors.

The Company collected the above stock subscription receivables of $120,000 in August 2009 and $5,000 in November 2009.

During the year ended March 31, 2010, the Company issued 2,916,666 shares at $0.012 per share and 4,007,622 shares at $0.06 per share, for total cash proceeds of $155,456 and $120,001 subscription receivable. Of this amount, 333,334 shares were issued to two Company’s directors, and the remaining 6,590,954 shares were issued to unrelated third-party investors.

The Company collected the above stock subscription receivables of $110,001 in April 2010 and $10,000 in May 2010.

On February 11, 2011, our registration statement on Form S-1 registering 9,640,955 shares of common stocks offered by selling security holders was declared effective by the SEC. The Company will not receive any of the proceeds from the sale of these shares. The Company agreed to bear the expenses relating to the registration of the shares for the selling security holders.

NOTE 10.     CONCENTRATIONS

The Company has two customers accounting for approximately 23% of the sales for the year ended March 31, 2010. The Company also has five customers, which account for approximately 72% of the trade accounts receivable at March 31, 2011. Further, the Company also has three customers, which account for approximately 57% of the trade accounts receivable at March 31, 2010.

The Company purchased approximately 92% and 80% of goods from two vendors for the years ended March 31, 2011 and 2010, respectively.  If the suppliers were to have operational problems or cease supplying the Company, operations would be adversely affected.

In addition, the Company’s products are currently manufactured by its suppliers in the People’s Republic of China. The Company’s business is subject to the risks generally associated with doing business abroad and the industry. Those risks may include, but are not limited to governmental regulations/inspections, weather conditions, disruptions or delays in shipments and changes in economic conditions.  The Company’s business is also subject to the risks generally associated with changes and economic conditions in which the Company’s business is concentrated. Currently, there are no China regulations in the lighting industry,  we will have no control over future regulations made by governmental agencies.

NOTE 11.      RELATED PARTY TRANSACTIONS

The Company had sales of $12,503 to  a company that is wholly-owned by a shareholder of the Company during the year ended March 31, 2011 and had a payable of $23,736 to the same company on March 31, 2011. The Company had purchases of $412,216 and sales of $16, 229 to this company during the year ended March 31, 2010 and had a receivable of $6,872 from and payable of $28,552 to the same company on March 31, 2010.

The Company also had sales of $51,658 to a company which is 95% owned by a director of the Company during the year ended March 31, 2011 and had a receivable of $11, 556 from the same company on March 31, 2011. The Company also had sales of $21,430 to  the same company during the year ended March 31, 2010 and had a receivable of $5, 245 from the same company on March 31, 2010.

The Company had purchases of $19,852 from and sales of $38,847 to a new company that is wholly-owned by the wife of a director of the Company during the year ended March 31, 2011.

The Company had payables of $2,115 and accrued expenses of $10,260 to a firm wholly-owned by an officer of the Company for accounting services rendered and recorded $25,470 of professional service expenses during the year ended March 31, 2011. The Company had payables of $2,499 to this same for accounting services rendered and recorded $5,649 of professional service expenses during the year ended March 31, 2010.  The Company also had payables of $272 and accrued expenses of $120 to another company majority-owned by the same officer for professional service expenses rendered and recorded $2,315 of professional service expenses related to compliance fillings during the year ended March 31, 2011. The Company also had payables of $2,066 to this same company for professional services related to compliance with filings and recorded $2, 484 for professional service expenses during the years ended March 31, 2010.

The Company had sales of $7,482 to an entity wholly-owned by a director during the year ended March 31, 201 and had a receivable of $4,126 as of  March 31, 2011.  The Company paid $300 to this same entity for marketing expenses during the year ended March 31, 2011. The Company paid $10,174 to this company for leasehold improvements and received $3,500 from the same company for product sales during the year ended March 31, 2010.

On March 31, 2010, the Company had notes payable to two of the shareholders of QGBS, in a total amount of $120,000. In September 2010, the Company paid $50,000 principal and $8,000 interest to one of these two shareholders (See Note 6).

On December 1, 2010, six directors loaned the Company the amount of $5,000 each, totaling $30,000. On December 27, 2010, another director loaned the Company the amount of $5,000. Each of the loans from the seven directors was at simple annual interest rate of 7% and due one year from the date of the loan (See Note 6).

NOTE 12.     SIGNIFICANT AGREEMENTS

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

NOTE 13.     GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $221,116, used $284,059 of cash in operating activities during the year ended March 31, 2011, and has an accumulated deficit of $300,321 at March 31, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital, implement its business plan, and work closely with their potential merger company will provide the opportunity for the Company to continue as a going concern.

NOTE 14.     SUBSEQUENT EVENTS

On May 4, 2011, the Company issued 4,000,000 shares of Company’s common stock to HuiHuan Consulting, Inc., a California corporation, for $240,000 cash. HuiHuan Consulting, Inc. is wholly owned by the Company’s newly appointed director on April 10, 2011.

On June 7, 2011, the Company has established a wholly-owned subsidiary, Elite Energies International Limited (“EEIL”), which was incorporated in Hong Kong S.A.R.. EEIL is established for the Company’s Asia operations in the future once the Company obtains more funding. Currently, EEIL has no assets and no operations.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2011, the Company’s internal control over financial reporting were fully effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission adopted as of September 21, 2010 that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company in its early stage has limited funding to employ full-time senior management team. Thereby the Company has adapted the strategy of electing founders as board members to work together to execute the goals and objectives of the Company. As the Company matures, the Board would review and make the necessary changes.

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

 Directors and Executive Officers

Name	Age	Position
Ai Huan Liu	53	Chairwoman of the Board of Directors

George Ma	59	Vice Chairman of the Board of Directors

Spencer Luo	46	President, Chief Executive Officer and Director

Stephen Wan	52	Chief Financial Officer, Treasurer and Director

Miles Xu	42	Secretary and Director

Chung Tung Lim	48	Vice President, Chief Operating Officer and Director

Lampo Joanna Cheung	44	Vice President of Marketing and Director

Tony Lee	42	Vice President of Products Development and Director

Justin Luo	51	Vice President of Technical Service and Director

Tony Jiang	57	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years.

Ai Huan Liu, Age 53, Chairwoman of the Board of Directors

Mrs. Liu, age 53, has over thirty years in management and marketing industry in China. Before joining the Company, Mrs. Liu was the Vice President of Chinese Business Association of Hunan Province since 2009. From 2005 to 2009, she was the founder and owner of Huihuan Consulting, Inc., an U.S. company founded by Mrs. Liu after she immigrated to United States from China with her family. From 2004 to 2005, she was the Vice President of Women’s Chamber of Commerce of Hunan Province. From 1990 to 2004, she was the Vice President of Federation of Industry and Commerce of Hunan Province. Before that, Mrs. Liu worked as the President of Chenzhou Xu Hui Gas Co., Ltd since 1988, the first acetylene manufacturing plant in Hunan province and the largest gas manufacturing plant company in Hunan Province, China producing various gas products to customers throughout the major cities over the southern part of China, such as Guangzhou, Zhuhai, Shaoguan, and Shenzhen.  Mrs. Liu graduated from Hunan Arts and Crafts Vocational College in 1979 with a Bachelor degree. Mrs. Liu is committed to devote 20% of her time in the Company’s business. We believe with Mrs. Liu’s extensive experience in the energy industry and her strong business relationships with provincial authorities in China, she will contribute exceptional value to the shareholders of Elite Energies.

George Ma, Age 59, Vice Chairman of the Board of Directors

Mr. Ma is one of our founders and has been the Chairman of our Board of Directors since 2008. He is a seasoned executive with many years of experience in creative marketing.  His career path started from film and television productions to working at a mass media advertising agency in Hong Kong. After immigrating to the United States in 1984, settling in California, he founded Infinitel Communications, Inc. which has later grown to be one of the largest Asian owned cellular and communications products retail chain stores in Northern California. In 2000, Mr. Ma and other investors formed Global Talker Inc. to tap into the global communication applications in the wireless market. Currently, Mr. Ma is also the Chairman of Apextalk Holdings, Inc., an OTCBB listed company (“Apextalk”). Mr. Ma graduated from Hong Kong Technical College in 1972.  Mr. Ma is committed to devote 35% of his time in running our business.  We believe that Mr. Ma’s experience in management and US public company, as well as his educational background qualify him as the Chairman of the Board of Directors.

Spencer Luo, Age 46, President, CEO and Director

Mr. Luo has been our President, CEO and a member of our Board of Directors since 2008. He is a well-known real estate investment professional in residential and commercial properties. From 1996 to 1999, Mr. Luo was the Vice President of Operation at Honway International Company with a California pistachio processing capacity of over 150 containers each year. His major duties included signing processing contracts for “closed shell” pistachios for U.S. processors, monitoring processing facilities in China, and making corporate strategies for trading pistachios with Asian clients and U.S. processors. He joined Re/Max San Francisco from 2004 to 2007 as the Vice President of Sales and has received the Chairman Award with the franchise.  He is an active investor in projects such as telecommunications, and renewable energies for the last few years. Mr. Luo received a Bachelor’s degree in Business Administration from San Francisco State University in California in 1994.  Mr. Luo is committed to devote 65% of his time in running our business. We believe that Mr. Luo’s previous working experience as a Vice President and his knowledge in the renewable energies industry qualify him as the President, Chief Executive Officer and Director of our company.

Stephen Wan, Age 52, Chief Financial Officer, Treasurer and Director

Mr. Wan has been our Treasurer and a member of the Board of Directors since 2008. He is a Certified Public Accountant with the State of California. Mr. Wan has more than 20 years of accounting experience in diverse environments including a NYSE listed company, a foreign conglomerate, a regional public accounting firm and local tax consulting practice.  Since 2005, he has been managing a public accounting firm in the San Francisco Bay Area and serving as the CFO of Atman Hospitality Group, Inc., a company renowned for the development of pioneering green hotels. Mr. Wan received a Bachelor of Science degree from the University of Illinois in 1982. Mr. Wan is committed to devote 20% of his time in running our business. We believe that Mr. Wan’s accounting experience and his educational background qualify him to be the Chief Financial Officer, Treasurer and Director of our company.

Miles Xu, Age 42, Secretary and Director

Mr. Xu is one of our founders and has been our Secretary and Director since 2008. He has many years of sales and marketing experience in high technology area. After graduating from San Jose State University, Mr. Xu worked for several high tech companies in the Silicon Valley, California as Purchasing Manager and Vice President of Sales. While working at Suncrest, Inc, a company that sells computer peripherals such as CPUs, memories, hard drives, motherboards and other computer related products, Mr. Xu has successfully doubled the company’s monthly sales volume within six months during his tenure. In March 2004, Mr. Xu started and is currently operating his own company SP Peripherals Inc.  Mr. Xu is committed to devote 30% of his time in running our business. We believe that Mr. Xu’s experience in sales and marketing qualifies him as the Secretary and Director of our company.

Chung Tung Lim, Age 48, Vice President, COO and Director

Mr. Lim has been serving as our Vice President, COO and a member of the Board of Directors since 2008. In 1989, he immigrated to the United States and worked in various management positions before becoming a consultant for E-Four Flooring Co. in 2003. In 2004, he joined East Star Building Supply Co. as a consultant and in 2006, established Quality Home Building Supplies Company, a corporation distributing building materials in Portland, Oregon. As a consultant, his job responsibility include sourcing for building supplies, quality control, negotiate finance terms, and build royalty with suppliers. Mr. Lim manages our daily operations. Mr. Lim graduated from TaiShan Academy School, China, in 1981. Mr. Lim is committed to devote 65% of his time in running our business. We believe that Mr. Lim’s management experience and his educational background qualify him as the Vice President, Chief Operating Officer and Director of our company.

Lampo Joanna Cheung, Age 44, Vice President of Marketing and Director

Ms. Cheung is our Vice President of Marketing and Director. She joined us in March 2010 to develop a new cabinetry product line to further invigorate our growth. Since 2005, Ms. Cheung is a renowned entrepreneur and has set up and operated various businesses, including a wholesaler and retailer for cabinets and vanities. Ms. Cheung graduated with a BS degree in Business Administration at State University of San Francisco in 1997. Ms. Cheung is committed to devote 40% of her time in running our business. We believe that Ms. Cheung’s experience and skills in marketing and management and her educational background qualify her as the Vice President of Marketing and Director of our company.

Tony Lee, Age 42, Vice President of Products Development and Director

Mr. Lee has been our Vice President of Products Development and a member of the Board of Directors since 2008. He is the founder of K&K Machinery Inc., a fiber optic component and fiber conductor manufacturer, in the Silicon Valley of California. Since 1994, Mr. Lee has over 10 years of operation and marketing experience on fiber optic, semiconductor & telecommunication components.  His clientele are major brand-name companies in the valley, including Cisco, HP, JDSU, AMAT and many others. Mr. Lee invested into TLMS International, Inc. for opportunities in the communications and renewable energy businesses. Mr. Lee graduated from South China Institute of Technology, China, in 1987. Mr. Lee is committed to devote 30% of his time in running our business. We believe that Mr. Lee’s experience in production and management, as well as his educational background qualify him as the Vice President of Products Development and Director of our company.

Justin Luo, Age 51, Vice President of Technical Service and Director

Mr. Luo has been our Vice President of Technical Service and a member of the Board of Directors since 2008. He immigrated to the United States in 1989 and worked in the electrical field for various residential builders. In 1999, Mr. Luo earned his general and electrical contractor licenses from the State of California. Since then, he started his own residential development business, Luo’s Construction, to build residential houses. Mr. Luo has further advanced his professional knowledge and polished his skills by attending classes related to renewable energies organized by PG&E of California. Mr. Luo graduated from Guangzhou Electrical Technical College in Guangdong Province, China. Mr. Luo is committed to devote 30% of his time in running our business. We believe that Mr. Luo’s construction experience and knowledge in renewable energies industry, as well as his educational background qualify him as the Vice President of Technical Service and Director of our company.

Tony Jiang, Age 57, Director

Mr. Jiang has been a member of our Board of Directors since late 2008. He was running a successful electronic component manufacturing and distribution business in Hong Kong before he sold it and immigrated to the United States in 1992.  In 2002, Mr. Jiang founded GPNP, a personal computer and telecom product import and export company in Silicon Valley, California. GPNP is also the sole representative in the U.S. of a domestic energy saving device manufactured by the Corona Technology, Inc. in Taiwan.   In 2007, Mr. Jiang founded Advance Solar Corporation in Shanghai, China for the purpose of helping R&D firms in the United States further develop their products.  Mr. Jiang graduated from King’s College, Hong Kong, in 1970. Mr. Jiang is committed to devote 20% of his time in running our business. We believe that Mr. Jiang’s experience and knowledge in the energy industry and his educational background qualify him as the Director of our company.

Family Relationships

Other than Justin Luo and Spencer Luo being brothers, no other family relationship exists between any director, executive officer, or any person contemplated to become such.

Director Independence

We currently do not have any independent directors serving on our board of directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.  We intend to adopt a code of ethics that applies to our chief executive officer and chief financial officer during the fiscal year ending March 31, 2012.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table – Fiscal Years Ended March 31, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended March 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ai Huan Liu
Chairwoman	2011	-	-	-	-	-	-	-	-
of the Board	2010	-	-	-	-	-	-	-	-
of Directors
(1)

George Ma
Vice Chairman of	2011	0	0	0	0	0	0	0	0
the Board of	2010	0	0	0	0	0	0	0	0
Directors

Spencer Luo
President,	2011	0	0	0	0	0	0	0	0
CEO and	2010	0	0	0	0	0	0	0	0
Director

Stephen Wan
CFO,	2011	0	0	0	0	0	0	0	0
Treasurer	2010	0	0	0	0	0	0	0	0
and Director

Miles Xu
Secretary	2011	0	0	0	0	0	0	0	0
and Director	2010	0	0	0	0	0	0	0	0

Chung Tung
Lim
Vice
President,	2011	0	0	0	0	0	0	0	0
COO and	2010	0	0	0	0	0	0	0	0
Director

Lampo Joanna
Cheung
Vice
President of	2011	0	0	0	0	0	0	0	0
Marketing	2010	0	0	0	0	0	0	0	0
and Director

Tony Lee
Vice
President of
Products	2011	0	0	0	0	0	0	0	0
Development	2010	0	0	0	0	0	0	0	0
and Director

Justin Luo
Vice
President of
Technical	2011	0	0	0	0	0	0	0	0
Service and	2010	0	0	0	0	0	0	0	0
Director

Tony Jiang	2011	0	0	0	0	0	0	0	0
Director	2010	0	0	0	0	0	0	0	0

(1) Mrs. Ai Huan Liu was elected to our Board of Directors on April 10, 2011 and was later appointed as the Chairwoman on April 29, 2011. She did not serve as an officer or director of the Company during the fiscal years ended March 31, 2011 and 2010. Mrs. Liu will not receive an annual salary as compensation for her services in the Board.

Director Compensation

Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Employment Agreement

On April 10, 2011, we entered into an Agreement for Board of Directors (the “Director Agreement”) with Mrs. Ai Huan Liu with no definite term. Pursuant to the terms of the Director Agreement, Mrs. Liu will not receive a fee for attending each Board of Directors meeting or meeting of a committee of the Board of Directors. However, she will be reimbursed for her reasonable out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings. Mrs. Liu will not receive any annual salary as compensation for her services in the Board.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELTED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” above and (iv) all executive officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Ai Huan Liu (2)	6,065,001	19.99%
Common Stock	Chung Tung Lim (3)	3,000,000	9.89%
Common Stock	George Ma (4)	2,025,000	6.67%
Common Stock	Tony Jiang (5)	900,000	2.97%
Common Stock	Justin Luo (6)	900,000	2.97%
Common Stock	Tony Lee (7)	1,275,000	4.20%
Common Stock	Miles Xu (8)	1,066,667	3.51%
Common Stock	Spencer Luo (9)	3,159,999	10.41%
Common Stock	Stephen Wan (10)	900,000	2.97%
Common Stock	Lampo Joanna Cheung (11)	900,000	2.97%
Common Stock	All Executive Officers and Directors as a group (10 persons)	20,191,667	66.55%

(1)	Based on 30,340,955 shares of common stock issued and outstanding as of June 29, 2011.
(2)	Including (1) 4,000,000 shares through HuiHuan Consulting, Inc. in which Mrs. Liu is the owner and (2)2,065,001 shares owned by Mrs. Liu. Ai Huan Liu is also our Chairwoman of the Board of Directors.
(3)	Chung Tung Lim is our Vice President, Chief Operating Officer and Director.
(4)
Including (1) 1,275,000 shares through Genik Investment LLC in which Mr. Ma is the managing director and (2)750,000 shares owned by his wife, Josephine Ma. George Ma is also our Vice Chairman of the Board of Directors.

(5)	All the 900,000 shares were owned through GPNP, Inc. in which Mr. Jiang is the managing director. Tony Jiang is also a member of our Board of Directors.
(6)	Justin Luo is our Vice President of Technical Service and Director.
(7)
Including (1) 900,000 shares owned through TLMS International, Inc. in which Mr. Lee is the managing director and (2) 375,000 shares owned by his wife, Emily Lee. Tony Lee is also our Vice President of Products Development and Director.

(8)	Miles Xu is our Secretary and Director.
(9)	Spencer Luo is our President, Chief Executive Officer and Director.
(10)	Stephen Wan is our Chief Financial Officer, Treasurer and Director.
(11)	Lampo Joanna Cheung is our Vice President of Marketing and Director.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had sales of $12,503 to Whole New Concept, a company that is wholly-owned by Steven Leung, a shareholder of the Company during the year ended March 31, 2011 and had a payable of $23,736 to the same company on March 31, 2011. The Company had purchases of $412,216 from and sales of $16,229 to this company during the year ended March 31, 2010 and had a receivable of $6,872 from and payable of $28,552 to the same company on March 31, 2010.

The Company also had sales of $51,658 to CBS Building Supply Inc., a company which is 95% owned by Lampo Joanna Cheung, a director of the Company during the year ended March 31, 2011 and had a receivable of $11,556 from the same company on March 31, 2011. The Company also had sales of $21,430 to the same company during the year ended March 31, 2010 and had a receivable of $5,245 from the same company on March 31, 2010.

The Company had purchases of $19,852 from and sales of $38,847 to Quality Home Building Supplies, a new company that is wholly-owned by the wife of Chung Tung Lim, a director of the Company during the year ended March 31, 2011.

The Company had payables of $2,115 and accrued expenses of $10,260 to Stephen Wan Accountancy Corporation, a firm wholly-owned by Stephen Wan, an officer of the Company on March 31, 2011 for accounting services rendered and recorded $25,470 of professional service expenses during the year ended March 31, 2011. The Company had payables of $2,499 to this same firm on March 31, 2010 for accounting services rendered and recorded $5,649 of professional service expenses during the year ended March 31, 2010.  The Company also had payables of $272 and accrued expenses of $120 to Global Business Connections, another company majority-owned by Stephen Wan on March 31, 2011 for professional service expenses rendered and recorded $2,315 of professional service expenses related to compliance fillings during the year ended March 31, 2011. The Company also had payables of $2,066 to this same company on March 31, 2010 for professional services related to compliance with filings and recorded $2,484 for professional service expenses during the years ended March 31, 2010.

The Company had sales of $7,482 to Luo’s Construction, an entity wholly-owned by Justin Luo, a director of the Company during the year ended March 31, 201 and had a receivable of $4,126 on March 31, 2011.  The Company paid $300 to this same entity for marketing expenses during the year ended March 31, 2011. The Company paid $10,174 to this company for leasehold improvements and received $3,500 from the same company for product sales during the year ended March 31, 2010.

On March 31, 2010, the Company had notes payable to Chung Tung Lim of $ 100,000 and to Spencer Luo of $20,000, two of the shareholders of QGBS, in a total amount of $120,000. These loans were outstanding from September 1, 2009 with 8% annual interest rate and due on demand.   In September 2010, the Company paid $50,000 principal and $8,000 interest to Chung Tung Lim.

On December 1, 2010, each of the following six directors of the Company: George Ma, Spencer Luo, Stephen Wan, Justin Luo, Miles Xu and Tony Jiang,  lent $5,000,  in a total amount of $30,000,  to the Company. On December 27, 2010, Tony Lee, another director of the Company, lent $5,000 to the Company. Each of the loans from the seven directors was at simple annual interest rate of 7% and due one year from the date of the loan.

Other than the above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended March 31, 2011 and 2010, we were billed approximately $60,507 and $-0- for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended March 31, 2011 and 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

Tax Fees

The Company did not retain any professional services rendered for tax compliance, tax advice, and tax planning by our principal accountant for the fiscal years ended March 31, 2011 and 2010

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2011 and 2010.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Elite Energies, Inc. *
3.2	Amendment to Certificate of Incorporation, dated December 31, 2008 *
3.3	Amendment to Certificate of Incorporation, dated March 25, 2010 *
3.4	By-Laws of Elite Energies, Inc. *
10.1	Lease Agreement between Mo Yue Wong and Elite Energies, Inc. and Elite Renewable Energy Technologies, Inc. *
10.2	Lease Agreement between Quality Green Building Supplies, inc. and Elite Renewable Energies Technologies, Inc. *
10.3	Stock Purchase Agreement between Elite Renewable Energies Technology, Inc. and Quality Green Building Supplies, Inc. *
10.4	Promissory Note between the Company and Spencer Luo, dated September 1, 2009 *
10.5	Distributorship Agreement with Apollo Solar Lighting & Pole LLC *
10.6	Exclusive Agent Contract with Shiyan Hongda Science and Technology Co., Ltd. *
10.7	Promissory Note between the Company and George Ma, dated December 1, 2010 *
10.8	Promissory Note between the Company and Spencer Luo, dated December 1, 2010 *
10.9	Promissory Note between the Company and Stephen Wan, dated December 1, 2010 *
10.10	Promissory Note between the Company and Justin Luo, dated December 1, 2010 *
10.11	Promissory Note between the Company and Miles Xu, dated December 1, 2010 *
10.12	Promissory Note between the Company and Tony Jiang, dated December 1, 2010 *
10.13	Promissory Note between the Company and Tony Lee, dated December 27, 2010 *
10.14	Promissory Note between the Company and Bing Kuen Ha, dated December 28, 2010 *
10.15	Director Agreement between Ai Huan Liu and the Company, dated April 10, 2011 *
21.1	List of Subsidiaries *
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

* Previously filed
† Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELITE ENERGIES, INC.

By: /s/ Spencer Luo
Spencer Luo
President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2011	By: /s/ Spencer Luo
Spencer Luo President, Chief Executive Officer and Director

Date: June 29, 2011	By: /s/ Ai Huan Liu
Ai Huan Liu Chairwoman of the Board of Directors

Date: June 29, 2011	By: /s/ George Ma
George Ma Vice Chairman of the Board of Directors

Date: June 29, 2011	By: /s/ Stephen Wan
Stephen Wan Chief Financial Officer, Treasurer and Director

Date: June 29, 2011	By: /s/ Chung Tung Lim
Chung Tung Lim Vice President, Chief Operating Officer and Director
Date: June 29, 2011	By: /s/ Miles Xu
Miles Xu Secretary and Director

Date: June 29, 2011	By: /s/ Lampo Joanna Cheung
Lampo Joanna Cheung Vice President of Marketing and Director

Date: June 29, 2011	By: /s/ Tony Lee
Tony Lee Vice President of Products Development and Director

Date: June 29, 2011	By: /s/ Justin Luo
Justin Luo Vice President of Technical Service and Director

Date: June 29, 2011	By: /s/ Tony Jiang
Tony Jiang Director