Form 10-Q
period 2011-06-30
Elite Energies, Inc.
filed 2011-08-12
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer                          ☐                                                                                Accelerated Filer                               ☐
Non-Accelerated Filer                            ☐                                                                                Smaller Reporting Company           ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of August 10, 2011, there were 30,340,955 shares of common stock issued and outstanding.

Elite Energies, Inc.

FORM 10-Q

June 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4	Controls and Procedures	14

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	(Removed and Reserved)	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$248,747	$42,651
Receivables -
Trade, net	74,717	52,431
Related parties	11,000	15,682
Inventory	464,318	543,513
Prepaid expenses	3,975	7,493
Total Currents Assets	802,757	661,770
Deposit	51,809	26,809
Property and Equipment, net	34,872	37,534
Total Assets	$889,438	$726,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Payables -
Trade	$115,892	$126,892
Related parties	25,826	26,123
Accrued expenses -
Related parties	1,630	10,380
Interest	6,030	5,842
Other	21,270	10,358
Obligations under capital leases - current	6,389	6,200
Directors' loans	35,000	35,000
Loan from unrelated parties	10,000	10,000
Stockholder loans in subsidiaries	70,000	70,000
Total Current Liabilities	292,037	300,795
Obligations under capital leases - noncurrent	1,721	3,391
Total Liabilities	293,758	304,186

Commitments

Stockholders' Equity
Common stock, authorized 50,000,000 shares, par value $0.000001, 30,340,955 shares and 26,340,955 shares issued and outstanding on June 30, 2011 and March 31, 2011, respectively	30	26
Additional paid-in-capital	730,427	490,431
Accumulated deficit	(362,403)	(300,321)
Total Elite's Stockholders' Equity	368,054	190,136
Noncontrolling Interest	227,626	231,791
Total Stockholders' Equity	595,680	421,927
Total Liabilities and Stockholders' Equity	$889,438	$726,113

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2011	2010

Revenues-
Trade, net of returns	$311,703	$283,493
Related parties	32,221	40,638
	343,924	324,131

Cost of Revenue	275,536	249,674
Gross profit	68,388	74,457

Operating expenses
Payroll expenses	42,298	35,121
General and administrative	18,246	43,890
Rent and utilities	23,734	24,305
Legal and professional fees	47,896	50,001
Total operating expenses	(132,174)	(153,317)

Other income/(expenses)
Interest income	2	60
Interest under capital leases	(275)	(442)
Note interest	(2,188)	(2,400)
Total other income/(expenses)	(2,461)	(2,782)

Loss before income taxes	(66,247)	(81,642)

Provision for income taxes	-	-

Net loss	(66,247)	(81,642)
Less: Net loss attributable to noncontrolling interest	(4,165)	(13,322)
Net loss attributable to Elite Energies, Inc.	$(62,082)	$(68,320)

Loss per Share - Basis and Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
during the period - Basis and Diluted	29,066,230	26,340,955

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Total Elite's		Total
	Common Stock		Paid in	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, March 31, 2011	26,340,955	$26	$490,431	$(300,321)	$190,136	$231,791	$421,927

Issuance of Common Stock	4,000,000	4	239,996	-	240,000	-	240,000

Net Loss	-	-	-	(62,082)	(62,082)	(4,165)	(66,247)

Balance, June 30, 2011	30,340,955	$30	$730,427	$(362,403)	$368,054	$227,626	$595,680

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(66,247)	$(81,642)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,662	3,145
Provision for doubtful accounts	-	20,390
Change in operating assets and liabilities:
(Increase) in accounts receivable	(22,286)	(21,618)
(Increase)/Decrease in accounts receivable from related parties	4,682	(65)
Decrease in accounts receivable, other	-	500
(Increase)/Decrease in inventories	79,195	(34,520)
Decrease in prepaid expenses and inventory in transit	3,518	42,212
(Increase) in deposit	(25,000)	-
Increase/(Decrease) in trade accounts payable	(11,000)	19,131
(Decrease) in accounts payable to related parties	(297)	(9,339)
Increase/(Decrease) in accrued expenses to related parties	(8,750)	6,690
Increase in accrued interest expenses	188	2,400
Increase in other accrued expenses	10,912	14,765
Net Cash Used in Operating Activities	(32,423)	(37,951)
Net Cash Used in Investing Activities for purchase of property and equipment	-	(7,792)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	240,000	-
Proceeds from issuance of common stock in subsidiaries	-	90,000
Proceeds from collection of subscription receivable	-	120,001
Payments to the principle of capital leases	(1,481)	(1,314)
Net Cash Provided by Financing Activities	238,519	208,687

Net Increase in Cash	206,096	162,944

Cash, Beginning of Period	42,651	143,116
Cash, Ending of Period	$248,747	$306,060

Supplemental cash flow information
Interest paid	$2,275	$442
Income taxes paid	$-	$-

See accompanying notes.

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

On June 7, 2011, the Company established a wholly-owned subsidiary, Elite Energies International Limited (“EEIL”), which was incorporated in Hong Kong S.A.R.. EEIL is established for the Company’s future Asia operations once the Company obtains more funding. Currently, EEIL has no assets and no operations.

NOTE  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by in accordance with accounting principles generally accepted in the United States of America.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related notes of the Company as of June 30, 2011 and for the three months ended June 30, 2011 and 2010, are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnote required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended March 31, 2011 contained in the Form 10-K filed by the Company with the SEC on June 30, 2011. The condensed consolidated balance sheet as of March 31, 2011 was derived from the Company’s audited financial statements for the year ended March 31, 2011. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three months ended June 30, 2011 and 2010, the results of cash flows of the Company for the three months ended June 30, 2011 and 2010,  and the financial position of the Company as of June 30, 2011. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are reduced from the gross sales. During the three months ended June 30, 2011 and 2010, the total amounts of return of defective products were insignificant.

Under limited circumstances, the Company gives some customer sales discounts, rebate or other sales incentives on their first-time purchase in order to expand the customer base. The amounts of sales discounts, rebate or other sales incentives are determined at the time the sales occur and are stated in the sales agreements. These amounts are reduced from the gross sales and recorded on a net basis. During the three months ended June 30, 2011 and 2010, the total amount of sales discounts and sales incentive were insignificant and no rebate amount has been issued or recorded for each period.

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

As of June 30, 2011 and March 31, 2011, the balance on the allowance for doubtful accounts remains at $20,390.  The Company recorded the amount in the previous year due to economic conditions of certain customers’ business.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. There was no provision recorded for the three months ended June 30, 2011 and 2010.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets:

Office Equipment	Five Years, 150% Double Declining
Furniture and Fixtures	Ten Years, 150% Double Declining
Forklift Equipment	Five Years, 200% Double Declining
Delivery Vehicle	Five Years, 200% Double Declining
Leasehold Improvements	Five Years, Straight-line

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of a respective asset are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. The salvage value of property and equipment other than leasehold improvements is estimated to be equal to 10% of the original cost.  Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts, and the resulting gains or losses are reflected in the statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2011 and March 31, 2011, because of the relatively short maturity of these instruments.

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

NOTE 3.     PROPERTY AND EQUIPMENT

At June 30, 2011 and March 31, 2011 property and equipment is as follows:

	June 30, 2011	March 31, 2011
Office Equipment	$7,502	$7,502
Furniture and Fixtures	13,070	13,070
Forklift Equipment	17,800	17,800
Delivery Vehicle	9,000	9,000
Leasehold Improvements	10,174	10,174
	57,546	57,546
Less: accumulated depreciation	(22,674)	(20,012)
Property and equipment, net	$34,872	$37,534

Depreciation expense for the three months ended June 30, 2011 and 2010 was $2,662 and $3,145, respectively.

NOTE 4.     NOTES PAYABLE

On September 1, 2009, two of the stockholders of QGBS loaned QGBS $120,000 to support its operations and expansion. The loan is at 8% annual interest rate and due on demand. In September 2010, QGBS paid back $50,000 loan and $8,000 interest to one of these two stockholders of QGBS. In April 2011, QGBS paid back $2,000 interest to the same stockholder of QGBS.

On December 1, 2010, six directors loaned the Company the amount of $5,000 each, totaling $30,000. On December 27, 2010, another director loaned the Company the amount of $5,000. Each of the loans from the seven directors was at simple annual interest rate of 7% and due one year from the date of the loan.

On December 28, 2010, an unrelated individual loaned the Company the amount of $10,000 with simple annual interest rate of 7%. The principal and interest will be due on December 27, 2011.

The Company recorded $2,188 and $2,400 of interest expenses on the above loans during the three months ended June 30, 2011 and 2010, respectively.

On June 30, 2011 and March 31, 2011, accrued interest is as follows:

	June 30, 2011	March 31, 2011
Accrued interest
Stockholder loans in subsidiaries	$4,267	$4,867
Directors’ loans	1,405	792
Loan from unrelated parties	358	183
	$6,030	$5,842

NOTE 5.     COMMITMENTS

Operating Leases

QGBS leases a warehouse for its green building materials operations under non-cancellable operating leases, which expire in October 31, 2012. Certain of the leases require payments for additional expenses such as maintenance and utilities.

Future minimum lease payments for operating leases with non-cancelable terms of more than one year as of June 30, 2011 are as follows:

Year ending March 31	Amount
2012	$66,443
2013	52,353
Thereafter	-
$118,796

Rent expense was $22,091 and $23,519 during the three months ended June 30, 2011 and 2010, respectively.

Capital Leases

QGBS leases a forklift under capital leases. The following is an analysis of the leased property under capital leases at June 30, 2011 and March 31, 2011.

	June 30, 2011	March 31, 2011
Forklift	$17,800	$17,800
Less accumulated depreciation	(10,431)	(9,612)
	$7,369	$8,188

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2011.

Year ending March 31	Amount
2012	$5,267
2013	3,511
Thereafter	-
Total minimum lease payments	8,778
Less: Amount representing interest	(668)
Present value of net minimum lease payments (a)	$8,110

(a)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $6,389 and $1,721, respectively.

NOTE 6.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, for the three months ended June 30, 2011 and 2010, there were no diluted shares outstanding.

	Three months ended June 30,
	2011	2010
Numerator:
Net loss	$(66,247)	$(81,642)
Less: Net loss allocated to noncontrolling interest	(4,165)	(13,322)
Net loss attributable to the Company common stockholders—basic	$(62,082)	$(68,320)
Denominator:
Weighted average common shares	29,066,230	26,340,955
Net loss attributable to the Company common stockholders per share—basic	$(0.00)	$(0.00)

NOTE 7.     STOCKHOLDERS’ EQUITY

On May 4, 2011, the Company issued 4,000,000 shares of Company’s common stock to HuiHuan Consulting, Inc., a California corporation, for $240,000 cash. HuiHuan Consulting, Inc. is wholly-owned by a director of the Company.

NOTE 8.     CONCENTRATIONS

The Company has four and three customers accounting for approximately 53% and 36% of the sales for the three months ended June 30, 2011 and 2010, respectively. The Company also has four customers, which account for approximately 69% of the trade accounts receivable at June 30, 2011. Further, the Company also has five customers, which account for approximately 72% of the trade accounts receivable at March 31, 2011.

The Company purchased approximately 90% of goods from one vendor and 91% of goods from two vendors for the three months ended June 30, 2011 and 2010, respectively.  If the suppliers were to have operational problems or cease supplying the Company, operations would be adversely affected.

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

NOTE 9.      RELATED PARTY TRANSACTIONS

The Company had sales of $14,539 to a company that is wholly-owned by a shareholder of the Company during the three months ended June 30, 2011 and had sales of $154 to this company during the three months ended June 30, 2010.  The Company had a receivable of $5,394 from and a payable of $23,736 to the same company on June 30, 2011.  The Company also had a payable of $23,736 to the same company on March 31, 2011.

The Company also had sales of $3,540 to a company which is 95% owned by a director of the Company during the three months ended June 30, 2011 and had sales of $9,269 to the same company during the three months ended June 30, 2010. The Company had a receivable of $5,606 and $11,556 from the same company on June 30, 2011 and March 31, 2011, respectively.

The Company had purchases of $16,787 from and sales of $3,787 to a company that is wholly-owned by the wife of a director of the Company during the three months ended June 30, 2011. The Company also had sales of $31,215 to the same company during the three months ended June 30, 2010.

The Company had payables of $500 and accrued expenses of $1,630 to a firm wholly-owned by an officer of the Company on June 30, 2011 for accounting services rendered and recorded $4,390 of professional service expenses during the three months ended June 30, 2011. The Company recorded $8,190 of accounting services expenses during the three months ended June 30, 2010. The Company also had payables of $2,115 and accrued expenses of $10,260 to this same firm on March 31, 2011. Further, the Company had payables of $220 to another company majority-owned by the same officer on June 30, 2011 for professional service expenses rendered and recorded $468 of professional service expenses related to compliance fillings during the three months ended June 30, 2011. The Company also had payables of $272 and accrued expenses of $120 to this same company on March 31, 2011.

The Company had sales of $10,355 to an entity wholly-owned by a director during the three months ended June 30, 2011. The Company also had a receivable of $4,126 from this entity as of March 31, 2011.

The Company had purchases of $1,370 from a company majority-owned by a director of the Company during the three months ended June 30, 2011 and had a payable of $1,370 to the same company on June 30, 2011.

On March 31, 2010, the Company had notes payable to two of the shareholders of QGBS, in the total amount of $120,000. In September 2010, the Company paid back $50,000 principal and $8,000 interest to one of these two shareholders. In April 2011, the Company paid back $2,000 interest to the same shareholder (See Note 4).

On December 1, 2010, six directors loaned the Company the amount of $5,000 each, totaling $30,000. On December 27, 2010, another director loaned the Company the amount of $5,000. Each of the loans from the seven directors was at simple annual interest rate of 7% and due one year from the date of the loan (See Note 4).

NOTE 10.     SIGNIFICANT AGREEMENTS

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

NOTE 11.     GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $62,082, used $32,423 of cash in operating activities during the three months ended June 30, 2011, and has an accumulated deficit of $362,463 at June 30, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital and implement its business plan will provide the opportunity for the Company to continue as a going concern.

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

Business Overview

Elite Energies, Inc. is the holding company and has incorporated a wholly-owned California subsidiary corporation, Elite Renewable Energies Technology, Inc. (“ERET”) as the operating arm. We are a Delaware corporation investing in commercial and industrial products that inflict minimum and no harm to the environment. ERET focuses on conducting a broad base of activities and products such as selling lighting systems which can achieve increased efficient energy use with decreased energy consumption. Our focus is on selling solar LEDs for outdoor lightings that reduce energy consumption and energy demand, and energy efficient products to builders and general contractors.

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

Business Plan

The following outlines our business plan for the next 12 months:

1.	The first 60 days Elite has engaged Globlex Transfer LLC to become DTC eligible. Upon approval, shareholders will be able to trade Elite’s stock freely and easily on the OTCBB market.

2.
The first 90 days

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

Elite plans to change its name to “Elite Universal Holdings, Inc.”, upon approval from all directors, the majority of the shareholders, and the government regulatory agencies.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Three Months Ended June 30,
	2011	2010
	(UNAUDITED)
Revenues-
Trade	$311,703	$283,493
Related parties	32,221	40,638
Total Revenue	343,924	324,131

Cost of Revenue	275,536	249,674
Gross profit	68,388	74,457

Operating expenses
Payroll expenses	42,298	35,121
General and administrative	18,246	43,890
Rent and utilities	23,734	24,305
Legal and professional fees	47,896	50,001
Total operating expenses	(132,174)	(153,317)

Other income/(expenses)
Interest income	2	60
Interest under capital leases	(275)	(442)
Note interest	(2,188)	(2,400)
Total other income/(expenses)	(2,461)	(2,782)

Loss before income taxes	(66,247)	(81,642)

Provision for income taxes	-	-

Net loss	(66,247)	(81,642)

Less: Net loss attributable to noncontrolling interest	(4,165)	(13,322)

Net loss attributable to Elite Energies, Inc.	$(62,082)	$(68,320)

Revenue: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials to the customers through our 50.52% owned subsidiary QGBS. Major channel to generate revenue is the selling of the products that were purchased from the vendors to customers.   For the three months ended June 30, 2011, we generated $343,924 in revenue, representing an increase of $19,793 compared to the revenue of $324,131 during the same period ended on June 30, 2010.   The increase of our revenue is attributable to the growing demand of our products due to the public awareness of eco-friendly products, the favorable government policy of energy-savings products as well as the recovery of the general economic conditions.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $275,536 for the three months ended June 30, 2011, compared to $249,674 for the three months ended June 30, 2010, representing an increase of $25,862. Our cost of revenue increased due to the products sold that the Company had higher purchase costs during the three months ended June 30, 2011 as compared to the same period ended June 30, 2010.

Payroll expenses: The payroll expenses were $42,298 for the three months ended June 30, 2011 and $35,121 for the same period ended June 30, 2010, representing an increase of $7,177.  The increase was primarily due to the hiring of new employees to perform our daily operations. During the three months ended June 30, 2011, together with QGBS, we have 4 full-time employees and 3 part-time employees.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $18,246 for the three months ended June 30, 2011, compared to $43,890 in the same period ended June 30, 2010, representing a decrease of $25,644 which was primarily due to the fact that the Company has less expense that occurred in connection with public offering for the three months ended June 30, 2011 as compared to the same period ended June 30, 2010.

Rent and utilities: The rent and utilities were $23,734 for the three months ended June 30, 2011, compared to $24,305 in the same period ended June 30, 2010, representing a decrease of $571. Currently we rent a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: The legal and professional fees were $47,896 for the three months ended June 30, 2011 and $50,001 for the three months ended June 30, 2010, representing a decrease of $2,105.  The decrease was primarily attributable to less accounting fees and legal fees that occurred in connection with our public offering for the three months ended June 30, 2011 as compared to the same period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $362,403 through June 30, 2011. As of June 30, 2011, the Company’s current assets were $802,757 and current liabilities were $292,037, and total cash and cash equivalents were $248,747. The Company had cash used in operating activities for the three months ended June 30, 2011 of $32,423 and cash used in operating activities equal to $37,951 for the same three month period in 2010, respectively. The Company had net cash used in investing activities of $-0- and $7,792 for the three months ended June 30, 2011 and 2010, respectively. The Company had net cash provided by financing activities of $238,519 and $208,687 for the three months ended June 30, 2011 and 2010, respectively.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue and additional investors’ funding. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $62,082, used $32,423 of cash in operating activities during the three months ended June 30, 2011, and has an accumulated deficit of $362,403 at June 30, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital and implement its business plan will provide the opportunity for the Company to continue as a going concern.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to the condensed consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company’s operating results and financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.    Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2011, we issued 4,000,000 shares of our common stock to HuiHuan Consulting, Inc., a California corporation, for $240,000 under the terms of the Stock Purchase Agreement dated April 29, 2011, entered into between HuiHuan Consulting, Inc. and us. The shares of our Common Stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of our common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individuals in connection with the offering.  The proceeds from the share issuance are to be used for working capital purposes.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved.)

Item 5. Other Information.

There was no other information during the quarter ended June 30, 2011 that was not previously disclosed in our filings during that period.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ELITE ENERGIES, INC.

Date: August 12, 2011	By: /s/Spencer Luo
Spencer Luo
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 12, 2011	By: /s/Stephen Wan
Stephen Wan Chief Financial Officer (Principal Financial Officer)