Form 10-Q
period 2011-09-30
Elite Energies, Inc.
filed 2011-11-03
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 03, 2011, there were 30,340,955 shares of common stock issued and outstanding.

Elite Energies, Inc.

FORM 10-Q

September 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4	Controls and Procedures	17

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	(Removed and Reserved)	17
Item 5.	Other Information	17
Item 6.	Exhibits	17

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$167,414	$42,651
Receivables -
Trade, net	49,016	52,431
Related parties	5,033	15,682
Inventory	526,045	543,513
Prepaid expenses	1,513	7,493
Total Currents Assets	749,021	661,770
Deposit	51,809	26,809
Property and Equipment, net	32,212	37,534
Total Assets	$833,042	$726,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Payables -
Trade	$151,969	$126,892
Related parties	25,061	26,123
Accrued expenses -
Related parties	3,120	10,380
Interest	6,217	5,842
Other	6,952	10,358
Obligations under capital leases - current	6,584	6,200
Directors' loans	35,000	35,000
Loan from unrelated parties	10,000	10,000
Stockholder loans in subsidiaries	70,000	70,000
Total Current Liabilities	314,903	300,795
Obligations under capital leases - noncurrent	-	3,391
Total Liabilities	314,903	304,186

Commitments

Stockholders' Equity
Common stock, authorized 50,000,000 shares, par value $0.000001, 30,340,955 shares and 26,340,955 shares issued and outstanding on September 30, 2011 and March 31, 2011, respectively	30	26
Additional paid-in-capital	730,427	490,431
Accumulated deficit	(418,010)	(300,321)
Total Elite's Stockholders' Equity	312,447	190,136
Noncontrolling Interest	205,692	231,791
Total Stockholders' Equity	518,139	421,927
Total Liabilities and Stockholders' Equity	$833,042	$726,113

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Revenues-
Trade, net of returns	$174,571	$271,545	$486,274	$555,038
Related parties	12,106	21,727	44,327	62,365
	186,677	293,272	530,601	617,403

Cost of Revenue	150,429	221,037	425,965	470,711
Gross profit	36,248	72,235	104,636	146,692

Operating expenses
Payroll expenses	48,822	38,488	91,120	73,609
General and administrative	16,698	24,204	34,944	68,094
Rent and utilities	24,066	23,372	47,800	47,677
Legal and professional fees	21,791	15,335	69,687	65,336
Total operating expenses	(111,377)	(101,399)	(243,551)	(254,716)

Other income/(expenses)
Interest income	4	62	6	122
Interest under capital leases	(229)	(402)	(504)	(844)
Note interest	(2,187)	(2,067)	(4,375)	(4,467)
Total other income/(expenses)	(2,412)	(2,407)	(4,873)	(5,189)

Loss before income taxes	(77,541)	(31,571)	(143,788)	(113,213)

Provision for income taxes	-	-	-	-

Net loss	(77,541)	(31,571)	(143,788)	(113,213)
Less: Net loss attributable to noncontrolling interest	(21,934)	(6,163)	(26,099)	(19,485)
Net loss attributable to Elite Energies, Inc.	$(55,607)	$(25,408)	$(117,689)	$(93,728)

Loss per Share - Basis and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
during the period - Basis and Diluted	30,340,955	26,340,955	29,707,075	26,340,955

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

					Total Elite's		Total
	Common Stock		Paid in	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, March 31, 2011	26,340,955	$26	$490,431	$(300,321)	$190,136	$231,791	$421,927

Issuance of Common Stock	4,000,000	4	239,996	-	240,000	-	240,000

Net Loss	-	-	-	(117,689)	(117,689)	(26,099)	(143,788)

Balance, September 30, 2011	30,340,955	$30	$730,427	$(418,010)	$312,447	$205,692	$518,139

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(143,788)	$(113,213)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,322	6,476
Provision for doubtful accounts	-	20,390
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	3,414	(25,502)
Decrease in accounts receivable from related parties	10,649	5,809
Decrease in accounts receivable, other	-	500
(Increase)/Decrease in inventories	17,468	(153,588)
Decrease in prepaid expenses and inventory in transit	5,980	44,281
(Increase) in deposit	(25,000)	(30,000)
Increase in trade accounts payable	25,077	24,739
(Decrease) in accounts payable to related parties	(1,062)	(3,662)
Increase/(Decrease) in accrued expenses to related parties	(7,260)	9,660
Increase/(Decrease) in accrued interest expenses	375	(3,533)
Increase/(Decrease) in other accrued expenses	(3,406)	36,098
Net Cash Used in Operating Activities	(112,231)	(181,545)
Net Cash Used in Investing Activities for purchase of property and equipment	-	(10,504)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	240,000	-
Proceeds from issuance of common stock in subsidiaries	-	90,000
Repayment of stockholder loan in subsidiaries	-	(50,000)
Proceeds from collection of subscription receivable	-	120,001
Principal payments of capital leases	(3,006)	(2,667)
Net Cash Provided by Financing Activities	236,994	157,334

Net Increase/(Decrease) in Cash	124,763	(34,715)

Cash, Beginning of Period	42,651	143,116
Cash, End of Period	$167,414	$108,401

Supplemental cash flow information
Interest paid	$4,504	$8,844
Income taxes paid	$-	$-

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related notes of the Company as of September 30, 2011 and for the three months and six months ended September 30, 2011 and 2010, are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for the complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended March 31, 2011 contained in the Form 10-K filed by the Company with the SEC on June 30, 2011. The condensed consolidated balance sheet as of March 31, 2011 was derived from the Company’s audited financial statements for the year ended March 31, 2011. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three months and six months ended September 30, 2011 and 2010, the results of cash flows of the Company for the six months ended September 30, 2011 and 2010,  and the financial position of the Company as of September 30, 2011. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are reduced from the gross sales. During the three months and six months ended September 30, 2011 and 2010, the total amounts of return of defective products were insignificant.

Under limited circumstances, the Company gives some customer sales discounts, rebate or other sales incentives on their first-time purchase in order to expand the customer base. The amounts of sales discounts, rebate or other sales incentives are determined at the time the sales occur and are stated in the sales agreements. These amounts are reduced from the gross sales and recorded on a net basis. During the three months and six months ended September 30, 2011 and 2010, the total amount of sales discounts and sales incentive were insignificant and no rebate amount has been issued or recorded for each period.

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

As of September 30, 2011 and March 31, 2011, the balance on the allowance for doubtful accounts remains at $20,390.  The Company recorded the amount in the previous year due to economic conditions of certain customers.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. There was no provision recorded for the three and six months ended September 30, 2011 and 2010.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2011 and March 31, 2011, because of the relatively short maturity of these instruments.

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

NOTE 3.     PROPERTY AND EQUIPMENT

At September 30, 2011 and March 31, 2011 property and equipment is as follows:

	September 30, 2011	March 31, 2011
Office Equipment	$7,502	$7,502
Furniture and Fixtures	13,070	13,070
Forklift Equipment	17,800	17,800
Delivery Vehicle	9,000	9,000
Leasehold Improvements	10,174	10,174
	57,546	57,546
Less: accumulated depreciation	(25,334)	(20,012)
Property and equipment, net	$32,212	$37,534

Depreciation expense for the three months ended September 30, 2011 and 2010 was $2,660 and $3,331, respectively. Depreciation expense for the six months ended September 30, 2011 and 2010 was $5,322 and $6,476, respectively.

NOTE 4.     NOTES PAYABLE

On September 1, 2009, two of the stockholders of QGBS loaned QGBS $120,000 to support its operations and expansion. The loan is at 8% annual interest rate and due on demand. In September 2010, QGBS paid back $50,000 loan and $8,000 interest to one of these two stockholders of QGBS. In April and September 2011, QGBS paid back $2,000 interest to the same stockholder of QGBS totaling $4,000.

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

The Company recorded $2,187 and $2,067 of interest expenses on the above loans during the three months ended September 30, 2011 and 2010, respectively. The Company recorded $4,375 and $4,467 of interest expenses on the above loans during the six months ended September 30, 2011 and 2010, respectively.

On September 30, 2011 and March 31, 2011, accrued interests are as follows:

	September 30, 2011	March 31, 2011
Accrued interests
Stockholder loans in subsidiaries	$3,667	$4,867
Directors’ loans	2,018	792
Loan from unrelated parties	532	183
	$6,217	$5,842

NOTE 5.     COMMITMENTS

Operating Leases

QGBS leases a warehouse for its green building materials operations under non-cancellable operating leases, which expire in October 31, 2012. Certain of the leases require payments for additional expenses such as maintenance and utilities.

Future minimum lease payments for operating leases with non-cancelable terms of more than one year as of September 30, 2011 are as follows:

Year ending March 31	Amount
2012	$44,657
2013	52,353
Thereafter	-
$97,010

Rent expense was $22,091 and $21,731 during the three months ended September 30, 2011 and 2010, respectively. Rent expense was $44,182 and $45,250 during the six months ended September 30, 2011 and 2010, respectively.

Capital Leases

QGBS leases a forklift under capital leases. The following is an analysis of the leased property under capital leases at September 30, 2011 and March 31, 2011.

	September 30, 2011	March 31, 2011
Forklift	$17,800	$17,800
Less accumulated depreciation	(11,249)	(9,612)
	$6,551	$8,188

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2011.

Year ending March 31	Amount
2012	$3,511
2013	3,511
Thereafter	-
Total minimum lease payments	7,022
Less: Amount representing interest	(438)
Present value of net minimum lease payments (a)	$6,584

(a)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $6,584 and $-0-, respectively.

NOTE 6.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, for the three and six months ended September 30, 2011 and 2010, there were no diluted shares outstanding.

	Three Months Ended September 30,
	2011	2010
Numerator:
Net loss	$(77,541)	$(31,571)
Less: Net loss allocated to noncontrolling interest	(21,934)	(6,163)
Net loss attributable to the Company common stockholders—basic	$(55,607)	$(25,408)
Denominator:
Weighted average common shares	30,340,955	26,340,955
Net loss attributable to the Company common stockholders per share—basic	$(0.00)	$(0.00)

	Six Months Ended September 30,
	2011	2010
Numerator:
Net loss	$(143,788)	$(113,213)
Less: Net loss allocated to noncontrolling interest	(26,099)	(19,485)
Net loss attributable to the Company common stockholders—basic	$(117,689)	$(93,728)
Denominator:
Weighted average common shares	29,707,075	26,340,955
Net loss attributable to the Company common stockholders per share—basic	$(0.00)	$(0.00)

NOTE 7.     STOCKHOLDERS’ EQUITY

On May 4, 2011, the Company issued 4,000,000 shares of Company’s common stock to HuiHuan Consulting, Inc., a California corporation, for $240,000 cash. HuiHuan Consulting, Inc. is wholly-owned by a director of the Company.

NOTE 8.      RELATED PARTY TRANSACTIONS

The Company had sales of $15,976 to a company that is wholly-owned by a shareholder of the Company during the six months ended September 30, 2011 and had sales of $5,568 to this company during the six months ended September 30, 2010.  The Company had a payable of $23,736 to the same company as of September 30, 2011 and March 31, 2011.

The Company also had sales of $11,530 to a company which is 95% owned by a director of the Company during the six months ended September 30, 2011 and had sales of $21,877 to the same company during the six months ended September 30, 2010. The Company had a receivable of $3,708 and $11,556 from the same company on September 30, 2011 and March 31, 2011, respectively.

The Company had purchases of $31,712 from and sales of $3,787 to a company that is wholly-owned by the wife of a director of the Company during the six months ended September 30, 2011. The Company also had purchases of $18,699 and sales of $34,759 to the same company during the six months ended September 30, 2010.

The Company had payables of $1,325 and accrued expenses of $3,120 to a firm wholly-owned by an officer of the Company on September 30, 2011 for accounting services rendered and recorded $12,645 of professional service expenses during the six months ended September 30, 2011. The Company recorded $13,780 of accounting services expenses during the six months ended September 30, 2010. The Company also had payables of $2,115 and accrued expenses of $10,260 to this same firm on March 31, 2011. Further, the Company recorded $978 and $638 of professional service expenses related to compliance filings to another company majority-owned by the same officer during the six months ended September 30, 2011 and 2010, respectively. The Company also had payables of $272 and accrued expenses of $120 to this same company on March 31, 2011.

The Company had sales of $13,034 to an entity wholly-owned by a director during the six months ended September 30, 2011. The Company also had a receivable of $1,325 and $4,126 from this entity as of September 30, 2011 and March 31, 2011, respectively.

The Company had purchases of $549 from a company majority-owned by a director of the Company during the six months ended September 30, 2011.

During the six months ended September 30, 2010, the Company had sales of $161 to a director of the Company.

On March 31, 2010, the Company had notes payable to two of the stockholders of QGBS, in the total amount of $120,000. In September 2010, the Company paid back $50,000 principal and $8,000 interest to one of these two stockholders. In April 2011and September 2011, the Company paid back $2,000 interest to the same stockholder totaling $4,000 (See Note 4).

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

NOTE 10.     GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $143,788, used $112,231of cash in operating activities during the six months ended September 30, 2011, and has an accumulated deficit of $418,010 at September 30, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Business Plan

The following outlines our business plan for the next 6 months:

1.
The first 30 days

Elite has engaged Globex Transfer LLC to apply for Depository Trust & Clearing (DTC) eligible status for the Company’s stock.  Application is in pending status at DTC.  Upon approval, shareholders will be able to trade Elite’s stock freely and easily on the OTCBB market.

2.
The first 60 days

ERET and QGBS are modifying the existing website to accommodate online shopping capability for our customers. Some of the exciting features of this website are that it will accept orders when the inventories are  available or else it will require a special order. Also, it will help us to better manage our inventory by automatically updating our inventory database after each sale to reflect the latest inventory level. In addition, each customer will be required to set up a customer profile with a prior approved credit limits before purchasing to reduce the exposures on bad debt.  With these features, it will make our entire sales operation more efficient and the management will have a better insight to the current sales scenario. QGBS is planning to set up a dealership program to attract dealers to sell green building material throughout the domestic U.S. market. Dealers will carry our products bearing Elite Designers Outlet as our branding, and we expect this will accelerate the growth of our business and further diversify our customer base geographically.

3.
The first 90 days

Elite is remodeling our showroom that is located at our existing San Leandro warehouse in San Francisco Bay Area. The showroom will also bear the brand named as Elite Designers Outlet.  It will serve as our primary retail platform to display and sell our full line of products from ERET’s solar LEDs outdoor lighting equipment to QGBS’s green building materials.  Our sales professionals will be at our showroom to demonstrate and assist our customers for their purchases.

 To expand our Elite Energies Distribution (EED) program, ERET plans to recruit more distributors to achieve this goal.

The approach is to have ERET focuses on its wholesale operation. We will also recruit more individual entrepreneurs to join our company. ERET will maintain the best manufacturers domestically and internationally as our suppliers, for high quality, reliability and price sensible products.

4.
Next 180 days

We are planning to expand our business into Hong Kong and China markets using EEIL to oversee and manage our operations.

Since our Chairwoman Mrs. Liu is in the industrial gas business, we will explore the opportunities in reselling industrial gas directly to end users. Our potential customers are likely to be in the cities outside of Hunan Province, China.

Elite plans to change its name to “Elite Universal Holdings, Inc.”, we will change our name to better align with our corporate strategy in which we will grow our business to a broader aspect that not only limited to energy-related business.   The name change will seek the approval from all directors, the majority of the shareholders, and the governmental regulatory agencies.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010

	Six Months Ended September 30,
	2011	2010
	(UNAUDITED)
Revenues-
Trade	$486,274	$555,038
Related parties	44,327	62,365
Total Revenue	530,601	617,403

Cost of Revenue	425,965	470,711
Gross profit	104,636	146,692

Operating expenses
Payroll expenses	91,120	73,609
General and administrative	34,944	68,094
Rent and utilities	47,800	47,677
Legal and professional fees	69,687	65,336
Total operating expenses	(243,551)	(254,716)

Other income/(expenses)
Interest income	6	122
Interest under capital leases	(504)	(844)
Note interest	(4,375)	(4,467)
Total other income/(expenses)	(4,873)	(5,189)

Loss before income taxes	(143,788)	(113,213)

Provision for income taxes	-	-

Net loss	(143,788)	(113,213)

Less: Net loss attributable to noncontrolling interest	(26,099)	(19,485)

Net loss attributable to Elite Energies, Inc.	$(117,689)	$(93,728)

Revenue: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials to the customers through our 50.52% owned subsidiary QGBS. Major channel to generate revenue is the selling of the products that were purchased from the vendors to customers.   For the six months ended September 30, 2011, we generated $530,601 in revenue, representing a decrease of $86,802 compared to the revenue of $617,403 during the same period ended on September 30, 2010.   The decrease of our revenue is due to suppliers from China failing to comply with the shipping schedule during the second quarter of the current fiscal year.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $425,965 for the six months ended September 30, 2011, compared to $470,711 for the six months ended September 30, 2010, representing a decrease of $44,746. The decrease of cost of revenue is due to the decrease of the revenue generated. Further, the decrease in profit margin is due to higher purchase costs during the six months ended September 30, 2011 as compared to the same period ended September 30, 2010.

Payroll expenses: The payroll expenses were $91,120 for the six months ended September 30, 2011 and $73,609 for the same period ended September 30, 2010, representing an increase of $17,511.  The increase was primarily due to the hiring of new employees to perform our daily operations. During the six months ended September 30, 2011, we have 4 full-time employees and 4 part-time employees including QGBS.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $34,944 for the six months ended September 30, 2011, compared to $68,094 in the same period ended September 30, 2010, representing a decrease of $33,150 which was primarily due to lesser expenses relating to the public offering for the six months ended September 30, 2011 as compared to the same period ended September 30, 2010.

Rent and utilities: The rent and utilities were $47,800 for the six months ended September 30, 2011, compared to $47,677 in the same period ended September 30, 2010, representing an increase of $123. Currently we rent a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: The legal and professional fees were $69,687 for the six months ended September 30, 2011 and $65,336 for the six months ended September 30, 2010, representing an increase of $4,351.  The increase was primarily attributable to accounting and legal fees in connection with our periodical SEC filings for the six months ended September 30, 2011 as compared to the same period ended September 30, 2010.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Three Months Ended September 30,
	2011	2010
	(UNAUDITED)
Revenues-
Trade	$174,571	$271,545
Related parties	12,106	21,727
Total Revenue	186,677	293,272

Cost of Revenue	150,429	221,037
Gross profit	36,248	72,235

Operating expenses
Payroll expenses	48,822	38,488
General and administrative	16,698	24,204
Rent and utilities	24,066	23,372
Legal and professional fees	21,791	15,335
Total operating expenses	(111,377)	(101,399)

Other income/(expenses)
Interest income	4	62
Interest under capital leases	(229)	(402)
Note interest	(2,187)	(2,067)
Total other income/(expenses)	(2,412)	(2,407)

Loss before income taxes	(77,541)	(31,571)

Provision for income taxes	-	-

Net loss	(77,541)	(31,571)

Less: Net loss attributable to noncontrolling interest	(21,934)	(6,163)

Net loss attributable to Elite Energies, Inc.	$(55,607)	$(25,408)

Revenue: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials to the customers through our 50.52% owned subsidiary QGBS. Major channel to generate revenue is the selling of the products that were purchased from the vendors to customers.   For the three months ended September 30, 2011, we generated $186,677 revenue, representing a decrease of $106,595 compared to the revenue of $293,272 during the same period ended on September 30, 2010.   The decrease of our revenue is due to suppliers from China failing to comply with the shipping schedule.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $150,429 for the three months ended September 30, 2011, compared to $221,037 for the three months ended September 30, 2010, representing a decrease of $70,608. The decrease of cost of revenue is due to the decrease of the revenue generated. Further, the decrease in profit margin is due to higher purchase costs during the three months ended September 30, 2011 as compared to the same period ended September 30, 2010.

Payroll expenses: The payroll expenses were $48,822 for the three months ended September 30, 2011 and $38,488 for the same period ended September 30, 2010, representing an increase of $10,344.  The increase was primarily due to the hiring of new employees to perform our daily operations. During the three months ended September 30, 2011, we have 4 full-time employees and 4 part-time employees including QGBS.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $16,698 for the three months ended September 30, 2011, compared to $24,204 in the same period ended September 30, 2010, representing a decrease of $7,506 which was primarily due to lesser expenses relating to the public offering for the three months ended September 30, 2011 as compared to the same period ended September 30, 2010.

Rent and utilities: The rent and utilities were $24,066 for the three months ended September 30, 2011, compared to $23,372 in the same period ended September 30, 2010, representing an increase of $694. Currently we rent a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: The legal and professional fees were $21,791 for the three months ended September 30, 2011 and $15,335 for the three months ended September 30, 2010, representing an increase of $6,456.  The increase was primarily attributable to accounting and legal fees in connection with our periodical SEC filings for the three months ended September 30, 2011 as compared to the same period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $77,541 through September 30, 2011. As of September 30, 2011, the Company’s current assets were 749,021 and current liabilities were $314,903, and total cash and cash equivalents were $167,414. The Company had cash used in operating activities for the six months ended September 30, 2011 of $112,231 and cash used in operating activities equal to $181,545 for the same six month period in 2010. The Company had net cash used in investing activities of $-0- and $10,504 for the six months ended September 30, 2011 and 2010, respectively. The Company had net cash provided by financing activities of $236,994 and $157,334 for the six months ended September 30, 2011 and 2010, respectively.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue and additional investors’ funding. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $77,541, used $112,231 of cash in operating activities during the six months ended September 30, 2011, and has an accumulated deficit of $312,447 at September 30, 2011.  This raises substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved.)

Item 5. Other Information.

There was no other information during the quarter ended September 30, 2011 that was not previously disclosed in our filings during that period.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of Sarbanes Oxley Act of 2002
101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ELITE ENERGIES, INC.

Date: November 03, 2011	By: /s/Spencer Luo
Spencer Luo
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 03, 2011	By: /s/Stephen Wan
Stephen Wan Chief Financial Officer (Principal Financial Officer)