Form 10-Q
period 2011-12-31
Elite Energies, Inc.
filed 2012-02-14
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of February 14, 2012, there were 30,340,955 shares of common stock issued and outstanding.

Elite Energies, Inc.

FORM 10-Q

December 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4	Controls and Procedures	5

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	5
Item 1A	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	(Removed and Reserved)	5
Item 5.	Other Information	6
Item 6.	Exhibits	6

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2011 (UNAUDITED) AND AS OF MARCH 31, 2010 (AUDITED).

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED).

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM MARCH 31, 2011 TO DECEMBER 31, 2011 (UNAUDITED).

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED).

PAGES	F-5 - F-10	NOTES TO FINANCIAL STATEMENTS (UNAUDITED).

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2011	March 31, 2011
ASSETS
Current Assets
Cash	$76,241	$42,651
Receivables -
Trade, net	40,049	52,431
Related parties	15,365	15,682
Inventory	571,462	543,513
Prepaid expenses	1,173	7,493
Total Currents Assets	704,290	661,770
Deposit	51,809	26,809
Property and Equipment, net	41,349	37,534
Total Assets	$797,448	$726,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Payables -
Trade	$180,732	$126,892
Related parties	24,691	26,123
Accrued expenses -
Related parties	3,840	10,380
Interest	908	5,842
Other	6,393	10,358
Obligations under capital leases - current	5,011	6,200
Directors' loans	35,000	35,000
Loan from unrelated parties	10,000	10,000
Stockholder loans in subsidiaries	70,000	70,000
Total Current Liabilities	336.575	300,795
Obligations under capital leases - noncurrent	-	3,391
Total Liabilities	336,575	304,186

Commitments

Stockholders' Equity
Common stock, authorized 50,000,000 shares, par value $0.000001, 30,340,955 shares and 26,340,955 shares issued and outstanding on December 31, 2011 and March 31, 2011, respectively	30	26
Additional paid-in-capital	730,427	490,431
Accumulated deficit	(462,920)	(300,321)
Total Elite's Stockholders' Equity	267,537	190,136
Noncontrolling Interest	193,336	231,791
Total Stockholders' Equity	460,873	421,927
Total Liabilities and Stockholders' Equity	$797,448	$726,113

See accompanying notes

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Revenues-
Trade, net of returns	$237,709	$199,210	$723,983	$754,248
Related parties	15,494	18,050	59,821	80,415
	253,203	217,260	783,804	834,663

Cost of Revenue	203,185	174,179	629,150	644,890
Gross profit	50,018	43,081	154,654	189,773

Operating expenses
Payroll expenses	46,133	42,220	137,253	115,829
General and administrative	15,168	25,568	50,112	93,662
Rent and utilities	23,870	23,392	71,670	71,069
Legal and professional fees	19,757	14,385	89,444	79,721
Total operating expenses	(104,928)	(105,565)	(348,479)	(360,281)

Other income/(expenses)
Interest income	2	7	8	129
Interest under capital leases	(183)	(361)	(687)	(1,205)
Note interest	(2,175)	(1,575)	(6,550)	(6,042)
Total other income/(expenses)	(2,356)	(1,929)	(7,229)	(7,118)

Loss before income taxes	(57,266)	(64,413)	(201,054)	(177,626)

Provision for income taxes	-	-	-	-

Net loss	(57,266)	(64,413)	(201,054)	(177,626)

Less: Net loss attributable to noncontrolling interest	(12,356)	(20,977)	(38,455)	(40,462)

Net loss attributable to Elite Energies, Inc.	$(44,910)	$(43,436)	$(162,599)	$(137,164)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
during the period - Basic and Diluted	30,340,955	26,340,955	29,919,137	26,340,955

See accompanying notes

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Total Elite's		Total
	Common Stock		Paid in	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, March 31, 2011	26,340,955	$26	$490,431	$(300,321)	$190,136	$231,791	$421,927

Issuance of Common Stock	4,000,000	4	239,996	-	240,000	-	240,000

Net Loss	-	-	-	(162,599)	(162,599)	(38,455)	(201,054)

Balance, December 31, 2011	30,340,955	$30	$730,427	$(462,920)	$267,537	$193,336	$460,873

See accompanying notes

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(201,054)	$(177,626)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	8,129	10,038
Provision for doubtful accounts	-	20,390
Change in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	12,382	(8,264)
Decrease in accounts receivable from related parties	317	3,513
Decrease in accounts receivable, other	-	500
(Increase) in inventories	(27,950)	(279,899)
Decrease in prepaid expenses and inventory in transit	6,320	84,408
(Increase) in deposit	(25,000)	(15,000)
(Increase) in trademark	-	(325)
Increase in trade accounts payable	53,840	56,866
(Decrease) in accounts payable to related parties	(1,432)	(5,337)
Increase/(Decrease) in accrued expenses to related parties	(6,540)	9,260
(Decrease) in accrued interest expenses	(4,934)	(1,958)
Increase/(Decrease) in other accrued expenses	(3,965)	48,196
Net Cash Used in Operating Activities	(189,887)	(255,238)
Net Cash Used in Investing Activities for purchase of property and equipment	(11,944)	(15,909)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	240,000	-
Proceeds from issuance of common stock in subsidiaries	-	90,000
Repayment of stockholder loan in subsidiaries	-	(50,000)
Proceeds from loans from directors	-	35,000
Proceeds from loans from unrelated parties	-	10,000
Proceeds from collection of subscription receivable	-	120,001
Principal payments of capital leases	(4,579)	(4,062)
Net Cash Provided by Financing Activities	235,421	200,939

Net Increase/(Decrease) in Cash	33,590	(70,208)

Cash, Beginning of Period	42,651	143,116
Cash, End of Period	$76,241	$72,908

Supplemental cash flow information
Interest paid	$12,171	$9,205
Income taxes paid	$-	$-

See accompanying notes

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

On June 7, 2011, the Company established a wholly-owned subsidiary, Elite Energies International Limited (“EEIL”), which was incorporated in Hong Kong S.A.R.. EEIL is established for the Company’s future Asia operations once the Company obtains more funding. Currently, EEIL has limited cash assets and no operations.

NOTE  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related notes of the Company as of December 31, 2011 and for the three months and nine months ended December 31, 2011 and 2010, are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for the complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended March 31, 2011 contained in the Form 10-K filed by the Company with the SEC on June 30, 2011. The condensed consolidated balance sheet as of March 31, 2011 was derived from the Company’s audited financial statements for the year ended March 31, 2011. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three months and nine months ended December 31, 2011 and 2010, the results of cash flows of the Company for the nine months ended December 31, 2011 and 2010,  and the financial position of the Company as of December 31, 2011. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are reduced from the gross sales. During the three months and nine months ended December 31, 2011 and 2010, the total amounts of return of defective products were insignificant.

Under limited circumstances, the Company gives some customer sales discounts, rebate or other sales incentives on their first-time purchase in order to expand the customer base. The amounts of sales discounts, rebate or other sales incentives are determined at the time the sales occur and are stated in the sales agreements. These amounts are reduced from the gross sales and recorded on a net basis. During the three months and nine months ended December 31, 2011 and 2010, the total amount of sales discounts and sales incentive were insignificant and no rebate amount has been issued or recorded for each period.

Expenses are recognized when they occur and matched against revenue, as a component of costs of revenue in the statement of operations in accordance with ASC 605, Revenue Recognition.

Cash

The Company considers cash on hand and amounts on deposit with financial institutions to be cash.

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

As of December 31, 2011 and March 31, 2011, the balance on the allowance for doubtful accounts remains at $20,390.  The Company recorded the amount in the previous year due to economic conditions of certain customers.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. There was no provision recorded for the three and nine months ended December 31, 2011 and 2010.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets:

Office Equipment	Five Years, 150% Double Declining
Furniture and Fixtures	Ten Years, 150% Double Declining
Forklift Equipment	Five Years, 200% Double Declining
Delivery Vehicle	Five Years, 200% Double Declining
Leasehold Improvements	Three to Five Years, Straight-line

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2011 and March 31, 2011, because of the relatively short maturity of these instruments.

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

NOTE 3.     PROPERTY AND EQUIPMENT

At December 31, 2011 and March 31, 2011 property and equipment is as follows:

	December 31, 2011	March 31, 2011
Office Equipment	$7,502	$7,502
Furniture and Fixtures	14,590	13,070
Forklift Equipment	17,800	17,800
Delivery Vehicle	9,000	9,000
Leasehold Improvements	20,598	10,174
	69,490	57,546
Less: accumulated depreciation	(28,141)	(20,012)
Property and equipment, net	$41,349	$37,534

Depreciation expense for the three months ended December 31, 2011 and 2010 was $2,807 and $3,761, respectively. Depreciation expense for the nine months ended December 31, 2011 and 2010 was $8,129 and $10,038, respectively.

NOTE 4.     NOTES PAYABLE

On September 1, 2009, two of the stockholders of QGBS loaned QGBS $120,000 to support its operations and expansion. The loan is at 8% annual interest rate and due on demand. In September 2010, QGBS paid the principal of $50,000 on the loan to one of the stockholders plus $8,000 interest.  In April and September 2011, QGBS paid interest to the same stockholder amounting to $4,000 and $1,000 in December 2011 totaling to $5,000.  In November 2011, QGBS paid interest amount of $3,333 to another stockholder of QGBS.

On December 1, 2010, six directors loaned the Company the amount of $5,000 each, totaling $30,000. On December 27, 2010, another director loaned the Company the amount of $5,000. Each of the loans from the seven directors was at simple annual interest rate of 7% and due one year from the date of the loan. The Company paid $350 interest to each of these seven directors in December 2011. Further, each of the above loans from the seven directors was renewed in December 2011 for one additional year from the original maturity date with the same terms.

On December 28, 2010, an unrelated individual loaned the Company the amount of $10,000 with simple annual interest rate of 7%. The principal and interest will be due on December 27, 2011. The Company paid $700 interest to this individual in December 2011. Further, the individual agreed to extend the due date of the principal to December 27, 2012 with the same term.

The Company recorded $2,175 and $1,575 of interest expenses on the above loans during the three months ended December 31, 2011 and 2010, respectively. The Company recorded $6,550 and $6,042 of interest expenses on the above loans during the nine months ended December 31, 2011 and 2010, respectively.

On December 31, 2011 and March 31, 2011, accrued interests are as follows:

	December 31, 2011	March 31, 2011
Accrued interests
Stockholder loans in subsidiaries	$733	$4,867
Directors’ loans	175	792
Loan from unrelated parties	-	183
	$908	$5,842

NOTE 5.     COMMITMENTS

Operating Leases

QGBS leases a warehouse for its green building materials operations under non-cancellable operating leases, which expire in October 31, 2012. Certain of the leases require payments for additional expenses such as maintenance and utilities. The total future minimum lease payments for operating leases with the current non-cancelable terms are $67,311 as of December 31, 2011.

Rent expense was $21,191 and $22,091 during the three months ended December 31, 2011 and 2010, respectively. Rent expense was $65,373 and $67,341 during the nine months ended December 31, 2011 and 2010, respectively.

Capital Leases

QGBS leases a forklift under capital leases. The following is an analysis of the leased property under capital leases at December 31, 2011 and March 31, 2011.

	December 31, 2011	March 31, 2011
Forklift	$17,800	$17,800
Less accumulated depreciation	(12,068)	(9,612)
	$5,732	$8,188

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2011.

Year ending March 31	Amount
2012	$1,756
2013	3,511
Thereafter	-
Total minimum lease payments	5,267
Less: Amount representing interest	(256)
Present value of net minimum lease payments (a)	$5,011

(a)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $5,011 and $-0-, respectively.

NOTE 6.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, for the three and nine months ended December 31, 2011 and 2010, there were no diluted shares outstanding.

	Three Months Ended December 31,
	2011	2010
Numerator:
Net loss	$(57,266)	$(64,413)
Less: Net loss allocated to noncontrolling interest	(12,356)	(20,977)
Net loss attributable to the Company common stockholders—basic	$(44,910)	$(43,436)
Denominator:
Weighted average common shares	30,340,955	26,340,955
Net loss attributable to the Company common stockholders per share—basic	$(0.00)	$(0.00)

	Nine Months Ended December 31,
	2011	2010
Numerator:
Net loss	$(201,054)	$(177,626)
Less: Net loss allocated to noncontrolling interest	(38,455)	(40,462)
Net loss attributable to the Company common stockholders—basic	$(162,599)	$(137,164)
Denominator:
Weighted average common shares	29,919,137	26,340,955
Net loss attributable to the Company common stockholders per share—basic	$(0.01)	$(0.01)

NOTE 7.     STOCKHOLDERS’ EQUITY

On May 4, 2011, the Company issued 4,000,000 shares of Company’s common stock to HuiHuan Consulting, Inc., a California corporation, for $240,000 cash. HuiHuan Consulting, Inc. is wholly-owned by a director of the Company.

NOTE 8.      RELATED PARTY TRANSACTIONS

The Company had sales of $28,510 to a company that is wholly-owned by a shareholder of the Company during the nine months ended December 31, 2011 and had sales of $5,872 to this company during the nine months ended December 31, 2010.  The Company had a receivable of $8,484 from and a payable of $24,191 to the same company as of December 31, 2011. The Company had a payable of $23,736 to the same company as of March 31, 2011.

The Company also had sales of $13,105 to a company which is 95% owned by a director of the Company during the nine months ended December 31, 2011 and had sales of $35,999 to the same company during the nine months ended December 31, 2010. The Company had a receivable of $3,628 and $11,556 from the same company on December 31, 2011 and March 31, 2011, respectively.

The Company had purchases of $33,364 from and sales of $5,054 to a company that is wholly-owned by the wife of a director of the Company during the nine months ended December 31, 2011. The Company also had purchases of $18,699 and sales of $37,304 to the same company during the nine months ended December 31, 2010.

The Company had payables of $500 and accrued expenses of $3,840 to a firm wholly-owned by an officer of the Company on December 31, 2011 for accounting services rendered and recorded $20,035 of professional service expenses during the nine months ended December 31, 2011. The Company recorded $20,285 of accounting services expenses during the nine months ended December 31, 2010. The Company also had payables of $2,115 and accrued expenses of $10,260 to this same firm on March 31, 2011. Further, the Company recorded $1,482 and $833 of professional service expenses related to compliance fillings to another company majority-owned by the same officer during the nine months ended December 31, 2011 and 2010, respectively. The Company also had payables of $272 and accrued expenses of $120 to this same company on March 31, 2011.

The Company had sales of $13,152 to an entity wholly-owned by a director during the nine months ended December 31, 2011. The Company also had a receivable of $1,454 and $4,126 from this entity as of December 31, 2011 and March 31, 2011, respectively.

The Company had purchases of $549 from a company majority-owned by a director of the Company during the nine months ended December 31, 2011.

On March 31, 2010, the Company had notes payable to two of the stockholders of QGBS, in the total amount of $120,000. In September 2010, the Company paid back $50,000 principal and $8,000 interest to one of these two stockholders. In April, September and December 2011, QGBS paid back $2,000, $2,000 and $1,000 interest to the same stockholder of QGBS totaling $5,000. In November 2011, QGBS paid back $3,333 to another stockholder of QGBS (See Note 4).

On December 1, 2010, six directors loaned the Company the amount of $5,000 each, totaling $30,000. On December 27, 2010, another director loaned the Company the amount of $5,000. Each of the loans from the seven directors was at simple annual interest rate of 7% and due one year from the date of the loan. The Company paid $350 interest to each of these seven directors in December 2011. Further, each of the above loans from the seven directors was renewed in December 2011 for one additional year from the original maturity date with the same terms (See Note 4).

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

NOTE 10.     GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $201,054, used $189,887of cash in operating activities during the nine months ended December 31, 2011, and has an accumulated deficit of $462,920 at December 31, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Business Overview

Elite Energies, Inc. is a holding company that has incorporated a wholly-owned California subsidiary corporation, Elite Renewable Energies Technology, Inc. (“ERET”) as their operating arm.  ERET focuses on conducting a broad base of activities such as selling lighting systems and green building materials.  To expedite the growth process, ERET has invested into a wholesale distribution operator known as Quality Green Building Supplies, Inc. ("QGBS"), which makes ERET owns a majority equity interest of OGBS. QGBS is currently operating as a green building materials wholesaler in the San Francisco Bay Area.

Under QGBS, Elite Designers Outlet (“EDO”) a marketing division, sells and markets commercial and residential flooring products such as bamboo flooring, engineered wood flooring, kitchen cabinets and energy saving lights which inflict minimum and no harm to the environment.  EDO also acts as a licensor in recruiting entrepreneurs to participate in our EDO program as licensees. This program will enable our purchasing power with suppliers allowing us to build up our nationwide brand name.

Last year, the Company established a wholly owned Hong Kong subsidiary, Elite Energies International Limited (“EEIL”), to operate and manage all the Company’s potential operations in the Hong Kong and China markets.

Business Plan

The following outlines our business plan for the next 12 months:

1.
The first 60 days

Elite has engaged Globlex Transfer LLC in becoming Depository Trust & Clearing (DTC) eligible.  Upon approval, shareholders will be able to trade Elite’s stock freely and easily on the OTCBB market.

2.
The first 90 days

Our approach is to increase the sign up of existing local hardware stores with our EDO program as our licensees.  EDO will continue looking for high quality manufacturers both from domestic and international suppliers to support our licensees with high quality, reliability and price sensible products. In addition, the Company plans on hiring additional marketing and sales representatives in order to boost up sales revenue and expand the sales channel.

3.
Next 180 days

We are planning to expand our businesses into Hong Kong and China using EEIL to oversee and manage  Far East operations.

Since our Chairwoman Mrs. Liu is in the industrial gas business, we will explore the opportunities in reselling industrial gas directly to end users. Our potential customers are likely to be in other cities outside of Hunan Province, China. Further, ERET plans to increase its ownership of QGBS up to 70% if ELITE has more funding.

Elite plans to change its name to “Elite Universal Holdings, Inc.”, upon approval from all directors, majority  shareholders, and the government regulatory agencies.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Three Months Ended December 31,
	2011	2010
	(UNAUDITED)
Revenues-
Trade, net of returns	$237,709	$199,210
Related parties	15,494	18,050
Total Revenue	253,203	217,260

Cost of Revenue	203,185	174,179
Gross profit	50,018	43,081

Operating expenses
Payroll expenses	46,133	42,220
General and administrative	15,168	25,568
Rent and utilities	23,870	23,392
Legal and professional fees	19,757	14,385
Total operating expenses	(104,928)	(105,565)

Other income/(expenses)
Interest income	2	7
Interest under capital leases	(183)	(361)
Note interest	(2,175)	(1,575)
Total other income/(expenses)	(2,356)	(1,929)

Loss before income taxes	(57,266)	(64,413)

Provision for income taxes	-	-

Net loss	(57,266)	(64,413)

Less: Net loss attributable to noncontrolling interest	(12,356)	(20,977)

Net loss attributable to Elite Energies, Inc.	$(44,910)	$(43,436)

Revenue: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials to the customers through our 50.52% owned subsidiary QGBS. Major channel to generate revenue is the selling of the products that were purchased from the vendors to customers.   For the three months ended December 31, 2011, we generated $253,203 revenue, representing an increase of $35,943 compared to the revenue of $217,260 during the same period ended on December 31, 2010.   The increase of our revenue is due to more customers were spending on housing improvement this year than last year as overall economic improvement during this second half of the year.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $203,185 for the three months ended December 31, 2011, compared to $174,179 for the three months ended December 31, 2010, representing an increase of $29,006. The increase of cost of revenue is due to the increase of the revenue generated. Further, the profit margin is about as the same during the three months ended December 31, 2011 as compared to the same period ended December 31, 2010.

Payroll expenses: The payroll expenses were $46,133 for the three months ended December 31, 2011 and $42,220 for the same period ended December 31, 2010, representing an increase of $3,913.  The increase was primarily due to the hiring of new employees to perform our daily operations. During the three months ended December 31, 2011, we have 4 full-time employees and 4 part-time employees including QGBS.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $15,168 for the three months ended December 31, 2011, compared to $25,568 in the same period ended December 31, 2010, representing a decrease of $10,400 which was primarily due to lesser expenses relating to the public offering for the three months ended December 31, 2011 as compared to the same period ended December 31, 2010.

Rent and utilities: The rent and utilities were $23,870 for the three months ended December 31, 2011, compared to $23,392 in the same period ended December 31, 2010, representing an increase of $478. Currently we rent a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: The legal and professional fees were $19,757 for the three months ended December 31, 2011 and $14,305 for the three months ended December 31, 2010, representing an increase of $5,372.  The increase was primarily attributable to accounting and legal fees in connection with our periodical SEC filings for the three months ended December 31, 2011 as compared to the same period ended December 31, 2010.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Nine Months Ended December 31,
	2011	2010
	(UNAUDITED)
Revenues-
Trade, net of returns	$723,983	$754,248
Related parties	59,821	80,415
Total Revenue	783,804	834,663

Cost of Revenue	629,150	644,890
Gross profit	154,654	189,773

Operating expenses
Payroll expenses	137,253	115,829
General and administrative	50,112	93,662
Rent and utilities	71,670	71,069
Legal and professional fees	89,444	79,721
Total operating expenses	(348,479)	(360,281)

Other income/(expenses)
Interest income	8	129
Interest under capital leases	(687)	(1,205)
Note interest	(6,550)	(6,042)
Total other income/(expenses)	(7,229)	(7,118)

Loss before income taxes	(201,054)	(177,626)

Provision for income taxes	-	-

Net loss	(201,054)	(177,626)

Less: Net loss attributable to noncontrolling interest	(38,455)	(40,462)

Net loss attributable to Elite Energies, Inc.	$(162,599)	$(137,164)

Revenue: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials to the customers through our 50.52% owned subsidiary QGBS. Major channel to generate revenue is the selling of the products that were purchased from the vendors to customers.   For the nine months ended December 31, 2011, we generated $783,804 in revenue, representing a decrease of $50,859 compared to the revenue of $834,663 during the same period ended on December 31, 2010.   The decrease of our revenue is due to suppliers from China failing to comply with the shipping schedule during the second quarter of the current fiscal year.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $629,150 for the nine months ended December 31, 2011, compared to $644,890 for the nine months ended December 31, 2010, representing a decrease of $15,740. The decrease of cost of revenue is due to the decrease of the revenue generated. Further, the decrease in profit margin is due to higher purchase costs during the nine months ended December 31, 2011 as compared to the same period ended December 31, 2010.

Payroll expenses: The payroll expenses were $137,253 for the nine months ended December 31, 2011 and $115,829 for the same period ended December 31, 2010, representing an increase of $21,424.  The increase was primarily due to the hiring of new employees to perform our daily operations. During the nine months ended December 31, 2011, we have 4 full-time employees and 4 part-time employees including QGBS.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $50,112 for the nine months ended December 31, 2011, compared to $93,662 in the same period ended December 31, 2010, representing a decrease of $43,550 which was primarily due to lesser expenses relating to the public offering for the nine months ended December 31, 2011 as compared to the same period ended December 31, 2010.

Rent and utilities: The rent and utilities were $71,670 for the nine months ended December 31, 2011, compared to $71,069 in the same period ended December 31, 2010, representing an increase of $601. Currently we rent a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: The legal and professional fees were $89,444 for the nine months ended December 31, 2011 and $79,721 for the nine months ended December 31, 2010, representing an increase of $9,723.  The increase was primarily attributable to accounting and legal fees in connection with our periodical SEC filings for the nine months ended December 31, 2011 as compared to the same period ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $462,920 through December 31, 2011. As of December 31, 2011, the Company’s current assets were $704,290 and current liabilities were $336,575, and total cash were $76,241. The Company had cash used in operating activities for the nine months ended December 31, 2011 of $189,887 and cash used in operating activities equal to $255,238 for the same nine month period in 2010. The Company had net cash used in investing activities of $11,944 and $15,909 for the nine months ended December 31, 2011 and 2010, respectively. The Company had net cash provided by financing activities of $235,421 and $200,939 for the nine months ended December 31, 2011 and 2010, respectively.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. Completion of our plan of operation is subject to attaining adequate revenue and additional investors’ funding. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $201,054, used $189,887of cash in operating activities during the nine months ended December 31, 2011, and has an accumulated deficit of $462,920 at December 31, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.    Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved.)

Item 5. Other Information.

There was no other information during the quarter ended December 31, 2011 that was not previously disclosed in our filings during that period.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S,C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended December 31, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ELITE ENERGIES, INC.

Date: February 14, 2012	By: /s/Spencer Luo
Spencer Luo
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: February 14, 2012	By: /s/Stephen Wan
Stephen Wan Chief Financial Officer (Principal Financial Officer)