Form 10-K
period 2012-03-31
Elite Energies, Inc.
filed 2012-06-29
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

As of June 27, 2012, the registrant had 30,340,955 shares of its common stock issued and outstanding.

Documents Incorporated by Reference: None.

PART II

PART III

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	19
SIGNATURES		20

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
●	risks related to our international operations and any currency exchange fluctuations; and
●	other risks and uncertainties related to our business plan and business strategy.

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

PART I

ITEM 1.   BUSINESS

Business Overview

We were originally formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.” We had no operations after inception and in December 2008, our corporate name was changed to Elite Energies, Inc. to reflect our business operations as described below.

We have developed two types of businesses, one is energy saving related products and the other one is green building material retail and wholesale distribution. The energy saving operation is investing in efficient energy, such as light-emitting diodes (LED) lights. The other one is distributing environmentally friendly building materials.
Due to the energy crises and the concern on environmental impact by the general public, we aim to capture these opportunities of the growing business segments presented. We are the holding company and have incorporated a wholly owned California subsidiary corporation, Elite Renewable Energies Technology, Inc. (“ERET”) as the operating arm. Both the Company and ERET are located and operated out of Sunnyvale, California, USA.

In August 2009, ERET has invested in Quality Green Building Supplies, Inc. (“QGBS”), a California Corporation. QGBS was established on July 2009, and is operating as a green building materials wholesaler in the San Francisco Bay Area.  ERET paid $330,000 to acquire 50.52% of QGBS ownership.  The financial statements of QGBS are included in the consolidated financial statements because of the Company’s majority ownership (50.52%) and control over QGBS.

As a building material wholesaler, QGBS plans to source and discretely select the best manufacturers with high quality, reliable and price sensible products. With the help of our technical advisors and merchandisers, we may enhance the users interface or even certain technical aspects of our product lines to accommodate each targeted market and ultimately develop products with our own brand name.

The equity ownership of QGBS is an integral part of ERET’s marketing strategy designed to congregate small to medium sized distributors in the sales channel and general construction fields across the United States in order to form a larger distribution network program, called “Elite Energies Distributors” (“EED”). This EED Program will provide product information, marketing and sales materials to distributors to exploit and make a way into their local markets and in turn help ERET quickly penetrate into the United States market.

On June 7, 2011, the Company established a wholly-owned Hong Kong subsidiary, Elite Energies International Limited (“EEIL”), to operate and manage all the Company’s potential business activities in Hong Kong and China market. The HK operation is going to prepare to work with strategic partners that will be beneficial to the Company.

Market Opportunities

The economy in 2011 was not encouraging, petroleum is hovering around $95 per barrel in June 2012, and it is anticipated that the price will not slip back at the near future.

The impact has slowed down our business overall, however, we are looking for other opportunities in the high tech and industry gas business in China.

Competition

We bundle our own unique building products and LED as a package to better fit our own distribution channels as well as to distinguish ourselves from competitors. There are many small to medium size hardware stores in the market place and major nationwide building materials chain stores, such as Home Depot, Price Club, Lowe, Orchard, Sears, Target and many others that are selling similar products and services.  Our advantage is direct import from overseas manufacturers without any middleman or agency fees.

Employees

As of the date hereof, together with QGBS, we have eight employees.

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

We were incorporated in Delaware on March 28, 2008. We have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities

WE HAVE LIMITED OPERATING HISTORY AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN NEW AND RAPIDLY EVOLVING MARKET.

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

The Company purchased approximately 84% of goods from one major vendor, Xiangxing Science & Trade Co., Ltd. for the year ended March 31, 2012 and purchased approximately 92% of goods from two major vendors, Jiangmen Pioneer Import & Export Co., Ltd. and Art Make Co., Ltd., for the year ended March 31, 2011. The Company has three customers, Whole Wood, Kingway Construction Supply, Inc. and Sincere Hardware Supply accounting for approximately 43% of the sales for the year ended March 31, 2012. The Company also has three customers Sincere Hardware Supply, Kingway Cabinet Outlet Inc. and Kingway Construction Supply Inc, which account for approximately 61% of the Company’s trade accounts receivable as of March 31, 2012. The Company also has five customers, Best Forest Products, Inc., CBS Building Supply Inc., Kingway Cabinet Outlet Inc., Kingway Construction Supply Inc. and Sincere Hardware Supply, which account for approximately 72% of the Company’s trade accounts receivable as of March 31, 2011. Although we maintain a good relationship with them, there is no assurance that the vendors will continue to provide us products in the future or the customers will continue to purchase goods from us. If due to any reason that they decide to discontinue their relationship with us, it could materially adversely affect our operations and revenues.

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

WE DEPEND ON A MAJOR SUPPLIER, THE LOSS OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

We depend on one major supplier, Xiangxing Science & Trade Co., Ltd., which provided approximately 84% of our goods for the year ended March 31, 2012.  Our reliance on this supplier involves several risks, including a potential inability to obtain an adequate supply of goods and an increase in price if we are unable to negotiate favorable pricing terms with new suppliers. Therefore, if we are unable to maintain a relationship with the vendor for any reason, such loss would have a material adverse effect on our business, financial condition and results of operations.

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

Our officers and directors beneficially own approximately 67.38% of the outstanding common stock as of the date of this filing. They will continue to have the ability to substantially influence the management, policies, and business operations. In addition, the rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

WE MAY NEVER ISSUE DIVIDENDS.

We did not declare any dividends for the years ended March 31, 2012 and 2011. Our Board of Directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

ITEM 2.   PROPERTIES

Our business office is located at 848 Stewart Dr., Suite 101, Sunnyvale, California, 94085. The office is about 250 square feet and we pay rent of $100 per month to occupy this location. QGBS, one of our subsidiaries, leased an office and warehouse in San Leandro, California for its green building materials operation. The warehouse is about 23,500 square feet and is located at 2756 Alvarado St, Unit E and F, San Leandro, Alameda, California 94577. The monthly rent for the warehouse is $7,479 and the lease will expire on October 31, 2012. We will work to renew the lease in favorable terms before the current lease expires. We have no other properties and at this time have no intention to acquire any properties.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “EENR”. The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTCQB is the venture market place for companies that are current in their reporting with a U.S. regulator. There are no financial or qualitative standards to be quoted on the OTCQB.

There is presently limited public trading of our shares of common stock on the OTCQB. We can provide no assurance that our shares of common stock will be traded actively on the OTCQB.

Holders of Our Common Stock

As of the date of this report, in accordance with our transfer agent records, we had 55 shareholders holding 30,340,955 shares of our common stock.

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

Transfer Agent and Registrar

Globex Transfer, LLC is currently the transfer agent for our common stock. Its address is 780 Deltona Blvd., Suite 202, Deltona, FL 32725. Its phone number is (813) 344-4490.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

Elite Energies, Inc. is the holding company and has incorporated a wholly owned California subsidiary corporation, Elite Renewable Energies Technology, Inc. (“ERET”) as the operating subsidiary. We are a Delaware corporation investing in energy saving related products such as LED lighting and environmentally friendly building materials.

ERET, through its subsidiaries, focuses on conducting a broad base of activities and products such as selling exterior lighting systems which can increase efficient energy uses with decreased energy consumption, such as, selling solar LEDs for outdoor lightings. On the green building material, we are targeting builders and general contractors as our customers. However, at the beginning of 2012, we have remodeled a portion of our warehouse to become a showroom, and expect to also attract retail customers.

Plan of Operation

Over the next fiscal year we intend to do the following:

We are still working on the trade mark approval, since there are quite a few brand names using “Elite” as their trade mark. We may have to change the details of our application in order to get the approval. Once the trademark is issued, we will be able to add the brand name on our quality products and it will differentiate and promote our products in the market.

We are exploring the opportunity in variety of industrial gas resale in PRC. Our HK subsidiary, EEIL  is expecting to sign a letter of intent (“LOI”) with ChenZhou XuHui QiTi (an industry gas manufacturing company located in Chen Zhou, Hunan), for using XuHui’s brand name to operate gas trading in Hunan Province. This will be our major business objective for our on-going operation.

We will hire consultants and an appropriate appraiser to study the industrial gas industry business in PRC and evaluate ChenZhou XuHui QiTi’s value. Based on the result of the study and appraisal reports, the Board will evaluate and vote for acquisition of XuHui.  Since our Chairwoman Mrs. Liu has years of experience in the industrial gas business, she can greatly assist us in exploring potential opportunity in this industry.

Elite plans to change its name to “Elite Universal Holdings, Inc.”, upon approval from all directors, the majority of the shareholders, and the government regulators.

Elite is also exploring at other high tech company in China for potential business opportunity.

Result of Operations

We believe the percentage relationship between Revenues and major categories in the Consolidated Statements of Operations presented below are important in evaluating the performance of our business operations.

	% of Revenues
	2012	2011

Revenues-
Trade, net of returns	93.4%	89.8%
Related parties	6.6	10.2
	100.0	100.0

Cost of Revenue	89.2	77.3
Gross profit	10.8	22.7

Operating expenses
Payroll expenses	19.1	14.8
General and administrative	6.8	11.0
Rent and utilities	9.8	8.8
Legal and professional fees	11.1	13.1
Total operating expenses	46.8	47.7

Other income/(expenses)
Interest income	0.0	0.0
Interest under capital leases	(0.1)	(0.1)
Note interest	(0.9)	(0.8)
Total other income/(expenses)	(1.0)	(0.9)

Loss before income taxes	(37.0)	(25.9)

Provision for income taxes	-	-

Net loss	(37.0)	(25.9)
Less: Net loss attributable to noncontrolling interest	(10.5)	(5.4)
Net loss attributable to Elite Energies, Inc.	(26.4)%	(20.5)%

Note: Certain percentages may not sum to totals due to rounding.

For an understanding of the significant factors that influenced our performance during the past two years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.

Revenue: Our revenue was mainly generated from the sales of environmentally friendly building materials, primarily hardwood floors, to the customers through our 50.52% owned subsidiary QGBS. For the year ended March 31, 2012, we generated $969,494 in revenue, representing a decrease of $109,410, or 10.1%, compared to the revenue of $1,078,904 during the year ended on March 31, 2011. The decrease of our revenue is due to suppliers from China failing to comply with the shipping schedule during the second quarter of the current fiscal year.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold. Our cost of revenue was $864,533 for the year ended March 31, 2012, compared to $834,426 for the year ended March 31, 2011, representing an increase of $30,107 or 3.6%. The increase of cost of revenue is primarily due to the provision for inventory obsolescence of $70,437 recorded and higher purchase costs during the year ended March 31, 2012 as compared to the year ended March 31, 2011.

Payroll expenses: The payroll expenses were $184,768 for the year ended March 31, 2012 and $159,262 for the year ended March 31, 2011, representing an increase of $25,506, or 16.0%. The increase was primarily due to the hiring of one new employee to perform our daily operations. During the year ended March 31, 2012, together with QGBS, we have 8 employees.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes. Our general and administrative expenses were $66,183 for the year ended March 31, 2012, compared to $118,731 in the year ended March 31, 2011, representing a decrease of $52,548, or 44.3%, which was primarily due to lower expenses relating to the public offering for the year ended March 31, 2012 as compared to the year ended March 31, 2011.

Rent and utilities: Rent and utilities were $95,196 for the year ended March 31, 2012, compared to $94,615 in the year ended March 31, 2011, representing an increase of $581, or 0.6%. Currently we lease a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: Legal and professional fees were $107,668 for the year ended March 31, 2012 and $141,608 for the year ended March 31, 2011, representing a decrease of $33,940, or 24.0%. The decrease was primarily attributable to lower accounting fees and legal fees relating to the public offering for year ended March 31, 2012 as compared to the year ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $556,674 through March 31, 2012. We have financed our operations primarily through the sale of common stocks and proceeds from shareholders’ loans to subsidiary. As of March 31, 2012, the Company’s current assets were $460,545 and current liabilities were $246,684, and total cash was $34,793.

	Year Ended March 31, 2012	Year Ended March 31, 2011
Net cash used in operating activities	$(239,715)	$(284,059)
Net cash used in investing activities	(11,944)	(15,908)
Net cash provided by financing activities	243,801	199,502
Net (decrease) in cash	(7,858)	(100,465)
Cash, Beginning of Year	42,651	143,116
Cash, Ending of Year	$34,793	$42,651

The Company had cash used in operating activities for the year ended March 31, 2012 of $239,715 and cash used in operating activities equal to $284,059 for the year ended March 31, 2011. The decrease was primarily a result of the decrease in inventory levels.

The Company had net cash used in investing activities of $11,944 and $15,908 for the year ended March 31, 2012 and 2011, respectively.  The decrease was primarily due to less capital expenditure.

The Company had net cash provided by financing activities of $243,801 and $199,502 for the year ended March 31, 2012 and 2011, respectively. The increase was primarily due to the proceeds from issuance of common stock in April 2011.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. We will continue to monitor our expenditures and cash flow position by reducing operating costs, improving operating profitability, controlling inventory levels, working with vendors and other creditors to accept more favorable payment terms, and through seeking additional financing funding. On June 13, 2012, the Board unanimously approved the issuance of shares to its Directors in order to raise funds for the Company’s operations. However, completion of our plan of operation is subject to attaining adequate revenue and additional investors’ funding. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $256,353, used $239,715 of cash in operating activities during the year ended March 31, 2012, and has an accumulated deficit of $556,674 at March 31, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. The assumptions, estimates and judgments included within these estimates are based on historical experience, current trends and other factors we believe to be relevant at the time the condensed consolidated financial statements were prepared. On a regular basis, the accounting policies, assumptions, estimates and judgments are reviewed to ensure that the consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from the assumptions and estimates, and such differences could be material.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to the consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company’s operating results and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ELITE ENERGIES, INC.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elite Energies, Inc.
& Subsidiaries:

We have audited the accompanying consolidated balance sheets of Elite Energies, Inc. & Subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of Elite Energies, Inc. & Subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Energies, Inc. & Subsidiaries as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, the entity has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 12.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mah & Associates, LLP

San Francisco, California
June 29, 2012

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND MARCH 31, 2011

	2012	2011
ASSETS
Current Assets
Cash	$34,793	$42,651
Trade receivables -
Others, net	57,843	52,431
Related parties	6,441	15,682
Inventory, net	360,660	543,513
Prepaid expenses	808	7,493
Total Currents Assets	460,545	661,770
Deposit	51,809	26,809
Property and Equipment, net	37,752	37,534
Total Assets	$550,106	$726,113

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade payables -
Others	$78,756	$126,892
Related parties	31,730	26,123
Accrued expenses -
Related parties	-	10,380
Interest	3,196	5,842
Others	4,611	10,358
Obligations under capital leases - current	3,391	6,200
Directors' loans	35,000	35,000
Loan from unrelated party	10,000	10,000
Stockholder loans to subsidiaries	80,000	70,000
Total Current Liabilities	246,684	300,795
Obligations under capital leases - noncurrent	-	3,391
Total Liabilities	246,684	304,186

Commitments

Stockholders' Equity
Common stock, authorized 50,000,000 shares, par value $0.000001, 30,340,955 shares and 26,340,955 shares issued and outstanding on March 31, 2012 and March 31, 2011, respectively	30	26
Additional paid-in-capital	730,427	490,431
Accumulated deficit	(556,674)	(300,321)
Total Elite's Stockholders' Equity	173,783	190,136
Noncontrolling Interest	129,639	231,791
Total Stockholders' Equity	303,422	421,927
Total Liabilities and Stockholders' Equity	$550,106	$726,113

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	Years ended March 31,
	2012	2011

Revenues-
Trade, net of returns	$905,214	$968,414
Related parties	64,280	110,490
	969,494	1,078,904

Cost of Revenue	864,533	834,426
Gross profit	104,961	244,478

Operating expenses
Payroll expenses	184,768	159,262
General and administrative	66,183	118,731
Rent and utilities	95,196	94,615
Legal and professional fees	107,668	141,608
Total operating expenses	453,815	514,216

Other income/(expenses)
Interest income	8	133
Interest under capital leases	(822)	(1,524)
Note interest	(8,837)	(8,242)
Total other income/(expenses)	(9,651)	(9,633)

Loss before income taxes	(358,505)	(279,371)

Provision for income taxes	-	-

Net loss	(358,505)	(279,371)
Less: Net loss attributable to noncontrolling interest	(102,152)	(58,255)
Net loss attributable to Elite Energies, Inc.	$(256,353)	$(221,116)

Loss per Share - Basis and Diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
during the period - Basis and Diluted	30,024,015	26,340,955

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

						Total Elite's		Total
	Common Stock		Paid in	Subscription	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

Balance, April 1, 2010	26,340,955	$26	$490,431	$(120,001)	$(79,205)	$291,251	$200,046	$491,297

Issurance of common stock to noncontrolling interest	-	-	-	-	-	-	90,000	90,000

Cash received for subscription receivable	-	-	-	120,001	-	120,001	-	120,001

Net Loss	-	-	-	-	(221,116)	(221,116)	(58,255)	(279,371)

Balance, March 31, 2011	26,340,955	26	490,431	-	(300,321)	190,136	231,791	421,927

Issuance of common stock	4,000,000	4	239,996	-	-	240,000	-	240,000

Net loss	-	-	-	-	(256,353)	(256,353)	(102,152)	(358,505)

Balance, March 31, 2012	30,340,955	$30	$730,427	-	$(556,674)	$173,783	$129,639	$303,422

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	2012	2011
Cash Flows from Operating Activities:
Net loss	$(358,505)	$(279,371)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	11,726	13,735
Provision for inventory obsolescence	70,437	-
Provision for doubtful accounts	-	20,390
Change in operating assets and liabilities:
(Increase)/Decrease in trade receivables	3,829	(17,123)
Decrease in other receivable	-	500
(Increase)/Decrease in inventories	112,415	(233,180)
Decrease in prepaid expenses and inventory in transit	6,685	90,428
(Increase) in deposit	(25,000)	(15,000)
Increase/(Decrease) in trade payables	(42,529)	118,337
Increase/(Decrease) in accrued expenses	(18,773)	17,225
Net Cash Used in Operating Activities	(239,715)	(284,059)

Net Cash Used in Investing Activities for purchase of property and equipment	(11,944)	(15,908)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	240,000	-
Proceeds from issuance of shares to noncontrolling interest	-	90,000
Proceeds from collection of subscription receivable	-	120,001
Proceeds from directors' loans	-	35,000
Proceeds from loans from unrelated party	-	10,000
Proceeds from stockholder loans to subsidiary	30,000	-
(Repayment) of stockholder loans to subsidiary	(20,000)	(50,000)
(Payments) on capital lease obligations	(6,199)	(5,499)
Net Cash Provided by Financing Activities	243,801	199,502

Net (Decrease) in Cash	(7,858)	(100,465)

Cash, Beginning of Year	42,651	143,116
Cash, Ending of Year	$34,793	$42,651

Supplemental cash flow information
Interest paid	$12,305	$9,524
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 1.     SUMMARY OF ORGANIZATION

Elite Energies, Inc. (“ELITE”, the “Company”) is a Delaware Corporation that was formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.”. On December 17, 2008, Global ePlatform Technologies Inc. changed its name to Elite Energies, Inc. The Company, located in Sunnyvale, California, is a holding company whose subsidiaries invest in renewable energy technology and operates as a wholesale distributor of environmentally friendly building materials, products, such as hardwood floors, cabinets and sinks, and related services.

The Company has a wholly-owned subsidiary, Elite Renewable Energies Technology, Inc. (“ERET”), which was incorporated on January 29, 2009 under the laws of the State of California. ERET invests in and operates a subsidiary, Quality Green Building Supplies, Inc. (“QGBS”), a wholesale distribution company that is incorporated in  California.  ERET plans to sign up more distributors across the nation to implement Elite Energies Distribution (EED) program. This EED program is to build up new distribution channels with local distributors at selected regions throughout the United States. QGBS was established in July 2009, and is operating as building materials wholesaler in the San Francisco Bay Area.   The financial statements of QGBS are included in the consolidated financial statements because of the Company’s majority ownership (50.52%) and control over QGBS.

On June 7, 2011, the Company established a wholly-owned subsidiary, Elite Energies International Limited (“EEIL”), which was incorporated in Hong Kong S.A.R.. EEIL is established for the Company’s future Asia operations once the Company obtains more funding. Currently, EEIL has limited cash assets and no operations.

NOTE  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles general accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements of the Company include wholly-owned and majority subsidiaries (ERET, EEIL and QGBS) under its control. All of the material intercompany balances and transactions have been eliminated.

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

Revenue and Cost Recognition

The Company recognizes revenue in accordance with FASB Accounting Standards Codification No. (“ASC”) 605, Revenue Recognition. The Company sells lighting products, fixtures and environmental friendly building materials. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery of merchandise occurs through the transfer of title and risks and rewards of ownership, the selling price is determinable, and collectability is reasonably assured. The majority of the sales contracts transfer title and risk of loss to customers upon receipt of goods. Revenues are primarily recognized upon shipment as the shipments of each product group are typically delivered to the customers within the same day. Any discrepancy between the shipment and the sales agreement is reconciled within the same day when the shipment is delivered. The amounts of sales tax deducted from the gross sales.

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are deducted from the gross sales. During the years ended March 31, 2012 and 2011, the total amounts of return of defective products were insignificant.

Under some limited circumstances, the Company gives some customers sales discounts on their first-time purchase in order to expand the customer base. The amounts of sales discounts are determined at the time the sales occur and are stated in the sales agreements. These amounts are deducted from the gross sales and recorded on a net basis. During the years ended March 31, 2012 and 2011, the total amounts of sales discounts were insignificant.

Net Sales include services revenue generated through a variety of installation.  The total amount of service revenue during the years ended March 31, 2012 and 2011 were insignificant.

Cost of revenue includes actual cost of merchandise sold and services performed and the cost of transportation of merchandise from vendors to the Company’s location. Costs of revenue are recognized when they occur and matched against revenue.

The cost of handling and shipping merchandise from the Company’s location to the customer is classified as operating expenses.  The cost of handling and shipping merchandise to customers during the years ended March 31, 2012 and 2011 were insignificant.

Advertising expenses

The Company expenses advertising costs as incurred. During the years ended March 31, 2012 and 2011, the total amounts of advertising expenses were insignificant.

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

The Company did not record any allowance for doubtful accounts as of March 31, 2012, since most of the receivables at year-end were collected in the subsequent period. The Company recorded an allowance of $20,390 for doubtful accounts as of March 31, 2011 due to economic conditions of certain customers’ businesses.

Inventory

Inventory consists of finished goods and is valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Management elected to sell slow moving inventory at below cost to attract prospective buyers. As a result, the Company recorded an allowance of $70,437 for obsolete inventory as of March 31, 2012. There was no provision recorded for the year ended March 31, 2011.

During the year ended March 31, 2012, the Company wrote off defective inventory totaling $36,747. The supplier agreed to reverse this amount due to them for these defective products.

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

Expenditures associated with upgrades and enhancements that improve, add functionality, or otherwise extend the life of a respective asset are capitalized, while expenditures that do not, such as repairs and maintenance, are expensed as incurred. The salvage value of property and equipment is estimated to be equal to 10% of the original cost, except for leasehold improvements.  Upon disposal, the assets and related accumulated depreciation are removed from the Company’s accounts, and the resulting gains or losses are reflected in the statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable approximate fair value as of March 31, 2012 and 2011, because of the relatively short maturity of these instruments.

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

NOTE 3.     PROPERTY AND EQUIPMENT

At March 31, 2012 and 2011 property and equipment is as follows:

	2012	2011
Office Equipment	$7,502	$7,502
Furniture and Fixtures	14,590	13,070
Forklift Equipment	17,800	17,800
Delivery Vehicle	9,000	9,000
Leasehold Improvements	20,598	10,174
	69,490	57,546
Less: accumulated depreciation	(31,738)	(20,012)
Property and equipment, net	$37,752	$37,534

Depreciation expense for the years ended March 31, 2012 and 2011 was $11,726 and $13,735, respectively.

NOTE 4.     INCOME TAXES

There was no net current or deferred income tax provision for the years ended March 31, 2012 and 2011.

The Company’s deferred tax assets and liabilities as of March 31, 2012 and 2011 consist of the following:

	2012	2011
Deferred income tax assets:
Net operating loss carryforward	$207,929	$120,412
Other	452	492
Gross deferred income tax assets	208,381	120,904
Valuation allowance	(201,755)	(116,039)
Deferred income tax assets	$6,626	$4,865
Deferred income tax liabilities:
Depreciation	$(6,626)	$(4,865)
Deferred income tax liabilities	$(6,626)	$(4,865)
Net deferred income tax assets	$—	$—

As of March 31, 2012 and 2011, the Company had a net operating loss carryforward of $524,172 and $304,584, respectively, which is available to offset future taxable income through March 31, 2032. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

	2012	2011
Statutory Federal tax rate	(34.0)%	(34.0)%
State income taxes (net of Federal benefit)	(6.0)%	(6.0)%
Effect of valuation allowance	40%	40%
Effective tax rate	-%	-%

Management believes that the Company does not have any tax positions that will result in a material impact on the Company’s consolidated financial statements because of the adoption of ASC 740.  However, management’s conclusion may be subject to adjustment at a later date based on factors including additional implementation guidance from the Financial Accounting Standards Board and ongoing analyses of tax laws, regulations and related interpretations.

The Company and its subsidiaries file U.S. federal and state income tax returns. There are no on-going examinations of income tax returns filed by the Company and its subsidiaries. U.S. federal income tax returns ending March 31, 2009 and beyond are subject to examination by the Internal Revenue Service. State income tax returns ending March 31, 2008 and beyond are subject to examination by related state tax authorities.

NOTE 5.     LOANS

On September 1, 2009, Mr. Lin and Mr. Luo, two of the stockholders of QGBS, loaned QGBS $100,000 and $20,000, respectively, to support its operations and expansion. The terms of both loans totaling $120,000 are at an annual interest rate of 8% and due on demand.  In September 2010, QGBS paid $50,000 of the $100,000 principal balance to Mr. Lin plus $8,000 interest. In April, September and December 2011, QGBS paid back $2,000, $2,000 and $1,000, respectively, to Mr. Lin totaling $5,000 of interest payments. In January 2012, QGBS paid $20,000 of the remaining $50,000 principal balance to Mr. Lin.  In November 2011, QGBS paid $3,333 interest payment to Mr. Luo. In January 2012, Mr. Luo and Mr. Leung (another stockholder of QGBS), loaned $15,000 each to QGBS to support its operations. The terms of both loans totaling $30,000 are at an annual interest rate of 8% and due on demand.

On December 1, 2010, six directors loaned the Company the amount of $5,000 each, totaling $30,000. On December 27, 2010, another director loaned the Company the amount of $5,000. Each of the loans from the seven directors was at a simple annual interest rate of 7% and due one year from the date of the loan. The Company paid $350 interest to each of these seven directors in December 2011. Further, each of the above loans from the seven directors was renewed in December 2011 for one additional year from the original maturity date with the same terms.

On December 28, 2010, an unrelated individual loaned the Company the amount of $10,000 with a simple annual interest rate of 7%. The principal and interest will be due on December 27, 2011. The Company paid $700 interest to this individual in December 2011. Further, the individual agreed to extend the due date of the principal to December 27, 2012 with the same terms.

The Company recorded $8,837 and $8,242 of interest expenses on the above loans during the years ended March 31, 2012 and 2011, respectively, which include accrued interest as follows:

	2012	2011
Accrued interests
Stockholder loans in subsidiaries	$2,233	$4,867
Directors’ loans	788	792
Loan from unrelated parties	175	183
	$3,196	$5,842

NOTE 6.     COMMITMENTS

Operating Leases

QGBS leases a warehouse for its green building materials operations under non-cancellable operating leases, which expire in October 31, 2012. Certain of the leases require payments for additional expenses such as maintenance and utilities. The total future minimum lease payments for operating leases with the current non-cancelable terms are $52,353 as of March 31, 2012.

Rent expense was $88,364 and $89,432 during the years ended March 31, 2012 and 2011, respectively.

Capital Leases

QGBS leases a forklift under a capital lease. The following is the equipment recorded under capital lease at March 31, 2012 and 2011.

	2012	2011
Forklift	$17,800	$17,800
Less accumulated depreciation	(12,887)	(9,612)
	$4,913	$8,188

As of March 31, 2012, the total future minimum lease payments under capital lease are $3,511, including $120 of interest payments. The capital lease will mature in September 2012.

NOTE 7.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, as of March 31, 2012 and 2011, there were no diluted shares outstanding.

	2012	2011
Numerator:
Net loss	$(358,505)	$(279,371)
Less: Net loss allocated to noncontrolling interest	(102,152)	(58,255)
Net loss attributable to the Company common stockholders—basic	$(256,353)	$(221,116)
Denominator:
Weighted average common shares	30,024,015	26,340,955
Net loss attributable to the Company common stockholders per share—basic	$(0.01)	$(0.01)

NOTE 8.     STOCKHOLDERS’ EQUITY

Common Stock

On March 28, 2008, the Company authorized 1,000,000,000 shares of common stock at par value of $0.000001. On March 24, 2010, the Company decreased its authorized common stock from the initially 1,000,000,000 shares to 50,000,000 shares. The holders of common stock are entitled to one vote per share. The Company has issued common stock to investors for cash.

During the year ended March 31, 2010, the Company issued 2,916,666 shares at $0.012 per share and 4,007,622 shares at $0.06 per share, for total cash proceeds of $155,456 and a $120,001 subscription receivable.

The Company collected the above stock subscription receivables of $110,001 in April 2010 and $10,000 in May 2010.

On May 4, 2011, the Company issued 4,000,000 shares of the Company’s common stock to HuiHuan Consulting, Inc., a California corporation, for $240,000. HuiHuan Consulting, Inc. is wholly-owned by a director of the Company.

NOTE 9.     CONCENTRATIONS

The Company has three customers accounting for approximately 43% of the sales for the year ended March 31, 2012. The Company also has three customers, which account for approximately 61% of the accounts receivable at March 31, 2012. Further, the Company also has five customers, which account for approximately 72% of the accounts receivable at March 31, 2011.

The Company purchased approximately 84% of goods from one vendor for the year ended March 31, 2012, and purchased approximately 92% of goods from two vendors for the years ended March 31, 2011.  If the suppliers were to have operational problems or cease supplying the Company, operations would be adversely affected.

In addition, the Company’s products are currently manufactured by its suppliers in the People’s Republic of China (“PRC”). The Company’s business is subject to the risks generally associated with doing business abroad and the industry. Those risks may include, but are not limited to governmental regulations/inspections, weather conditions, disruptions or delays in shipments and changes in economic conditions.  The Company’s business is also subject to the risks generally associated with changes and economic conditions in which the Company’s business is concentrated. Currently, there are no PRC regulations in the lighting industry. We will have no control over future regulations made by governmental agencies.

NOTE 10.      RELATED PARTY TRANSACTIONS

The Company had purchases of $893 from and sales of $32, 577 to an entity that is wholly-owned by a shareholder of the Company during the year ended March 31, 2012 and had a receivable of $1,360 and payable of $23,823 as of March 31, 2012. The Company paid $720 to this same entity for leasehold improvements during the year ended March 31, 2012.  The Company had a payable of $23,736 and sales of $12,503 to this entity as of and during the year ended March 31, 2011.

The Company also had sales of $13,105 to an entity which is 95% owned by a director of the Company during the year ended March 31, 2012 and had a receivable of $3,628 as of March 31, 2012. The Company also had a receivable of $11,556 and sales of $51,658 to this entity as of and during the year ended March 31, 2011.

The Company had purchases of $55,657 from and sales of $5,446 to an entity that is wholly-owned by the wife of a director of the Company during the year ended March 31, 2012 and had a payable of $6,989 as of March 31, 2012. The Company had purchases of $19,852 from and sales of $38,847 to the same entity during the year ended March 31, 2011.

The Company had a payable of $500 to a firm wholly-owned by an officer of the Company for accounting services rendered and recorded $27,425 of professional service expenses during the year ended March 31, 2012.The Company had a payable of $2,115 and accrued expenses of $10,260 to the firm for accounting services rendered and recorded $25,470 of professional service expenses during the year ended March 31, 2011. The Company also had payables of $418 to another entity majority-owned by the same officer for professional services rendered and recorded $2,232 of professional service expenses related to compliance fillings during the year ended March 31, 2012. The Company also had a payable of $272 and accrued expenses of $120 to the same entity for professional services rendered and recorded $2,315 of professional service expenses related to compliance fillings during the year ended March 31, 2011.

The Company had sales of $13,152 to an entity wholly-owned by a director during the year ended March 31, 2012 and had a receivable of $1,454 as of March 31, 2012.  The Company paid this entity $5,680 for leasehold improvements during the year ended March 31, 2012. The Company had a receivable of $4,126 and sales of $7,482 to this entity as of and during the year ended March 31, 2011.  The Company paid $300 to this entity for marketing expenses during the year ended March 31, 2011.

The Company had purchases of $549 from an entity majority-owned by a director of the Company during the year ended March 31, 2012.

As discussed in Note 5, prior to March 31, 2010, QGBS entered into promissory notes agreements with two of its stockholders (Stockholder A and Stockholder B) totaling $120,000. Principal and/or interest payments were paid to these two stockholders totaling $28,333 and $58,000 during the years ended March 31, 2012 and 2011, respectively. In addition, QGBS entered into promissory notes agreements with Stockholder B and another of its stockholder (Stockholder C) totaling $30,000 in January 2012.

As discussed in Note 5, in December 2010, the Company entered into promissory note agreements with seven of its directors in the amount of $5,000 each, totaling $35,000. The Company paid $350 interest to each of these seven directors in December 2011. In December 2011, each of these loans from the seven directors was renewed to extend its maturity for one additional year from the original maturity date with the same terms.

NOTE 11.     SIGNIFICANT AGREEMENTS

On October 12, 2010, QGBS signed a distributorship agreement with Apollo Solar Lighting & Pole LLC, an unrelated Oregon company (“Apollo”). Under the distributorship agreement, Apollo is QGBS’s authorized distributor within the States of Oregon, Washington, Idaho and Montana for the sale and marketing of QGBS’s solar products from October 10, 2010 to October 9, 2013. In order to maintain the distributorship, Apollo must purchase on “regular sales term” (excluding returned merchandises and cancelled orders) from QGBS no less than $20,000, $50,000, and $75,000 of QGBS products during the first, second, and third 12-month periods, respectively. Further, Apollo must purchase on “regular sales term” from QGBS no less than $150,000 of QGBS’s products during the first 24 months.

NOTE 12.     GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $256,353, used $239,715 of cash in operating activities during the year ended March 31, 2012, and has an accumulated deficit of $556,674 at March 31, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital and implement its business plan will provide the opportunity for the Company to continue as a going concern.

NOTE 13.     SUBSEQUENT EVENTS

On June 13, 2012, the Board unanimously approved the issuance of shares to its Directors in order to raise funds for the Company’s operations.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2012, the Company’s internal control over financial reporting were fully effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company in its early stage has limited funding to employ full-time senior management team. Thereby the Company has adopted the strategy of electing founders as board members to work together to execute the goals and objectives of the Company. As the Company matures, the Board would review and make the necessary changes.

The following table sets forth the name and age of officers and director as of the date hereof. Our executive officers are elected annually by our board of directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Directors and Executive Officers

Name	Age	Position
Ai Huan Liu	54	Chairwoman of the Board of Directors

George Ma	60	Vice Chairman of the Board of Directors

Spencer Luo	47	President, Chief Executive Officer and Director

Stephen Wan	53	Chief Financial Officer, Treasurer and Director

Miles Xu	43	Secretary and Director

Chung Tung Lim	49	Vice President, Chief Operating Officer and Director

Lampo Joanna Cheung	45	Vice President of Marketing and Director

Tony Lee	43	Vice President of Products Development and Director

Justin Luo	52	Vice President of Technical Service and Director

Tony Jiang	58	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years.

Ai Huan Liu, Age 54, Chairwoman of the Board of Directors

Mrs. Liu, has over thirty years in management and marketing industry in China. She was appointed as the Chairwoman of the Board of Directors of the Company In April 2011. Before joining the Company, Mrs. Liu was the Vice President of the Chinese Business Association of Hunan Province since 2009. From 2005 to 2009, she was the founder and owner of Huihuan Consulting, Inc., a U.S. company founded by Mrs. Liu after she immigrated to United States from China with her family. From 2004 to 2005, she was the Vice President of the Women’s Chamber of Commerce of Hunan Province. From 1990 to 2004, she was the Vice President of the Federation of Industry and Commerce of Hunan Province. Before that, Mrs. Liu worked as the President of Chenzhou XuHui QiTi Co., Ltd since 1988, the first acetylene manufacturing plant and the largest gas manufacturing plant in Hunan Province, China producing various gas products to customers throughout the major cities throughout the southern part of China, such as Guangzhou, Zhuhai, Shaoguan, and Shenzhen.  Mrs. Liu graduated from Hunan Arts and Crafts Vocational College in 1979 with a Bachelor degree. Mrs. Liu is committed to devote 20% of her time in the Company’s business. We believe with Mrs. Liu’s extensive experience in the energy industry and her strong business relationships with provincial authorities in China, will contribute exceptional value to the shareholders of Elite Energies.

George Ma, Age 60, Vice Chairman of the Board of Directors

Mr. Ma is one of our founders and has been the Chairman of our Board of Directors from 2008 to April 2011. He is a seasoned executive with many years of experience in creative marketing.  His career path started from film and television productions to working at a mass media advertising agency in Hong Kong. After immigrating to the United States in 1984, and settling in California, he founded Infinitel Communications, Inc. which has later grown to be one of the largest Asian owned cellular and communications products retail chain stores in Northern California. In 2000, Mr. Ma and other investors formed Global Talker Inc. to tap into the global communication applications in the wireless market. Mr. Ma graduated from Hong Kong Technical College in 1972.  Mr. Ma is committed to devote 35% of his time in running our business.  We believe that Mr. Ma’s experience in management and US public companies, as well as his educational background qualify him as the Vice Chairman of the Board of Directors.

Spencer Luo, Age 47, President, CEO and Director

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

Stephen Wan, Age 53, Chief Financial Officer, Treasurer and Director

Mr. Wan has been our Treasurer and a member of the Board of Directors since 2008. He is a Certified Public Accountant with the State of California. Mr. Wan has more than 20 years of accounting experience in diverse entities including a NYSE listed company, a foreign conglomerate, a regional public accounting firm and local tax consulting practice.  Since 2005, he has been managing a public accounting firm in the San Francisco Bay Area.  He also served  as the CFO of Atman Hospitality Group, Inc., a company renowned for the development of pioneering green hotels from 2005 to 2011. Mr. Wan received a Bachelor of Science degree from the University of Illinois in 1982. Mr. Wan is committed to devote 20% of his time in running our business. We believe that Mr. Wan’s accounting experience and his educational background qualify him to be the Chief Financial Officer, Treasurer and Director of our company.

Miles Xu, Age 43, Secretary and Director

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

Chung Tung Lim, Age 49, Vice President, COO and Director

Mr. Lim has been serving as our Vice President, COO and a member of the Board of Directors since 2008. In 1989, he immigrated to the United States and worked in various management positions before becoming a consultant for E-Four Flooring Co. in 2003. In 2004, he joined East Star Building Supply Co. as a consultant and in 2006, established Quality Home Building Supplies Company, a corporation distributing building materials in Portland, Oregon. As a consultant, his job responsibility include sourcing for building supplies, quality control, negotiating finance terms, and building loyalty with suppliers. Mr. Lim manages our daily operations. Mr. Lim graduated from TaiShan Academy School, China, in 1981. Mr. Lim is committed to devote 65% of his time in running our business. We believe that Mr. Lim’s management experience and his educational background qualify him as the Vice President, Chief Operating Officer and Director of our company.

Lampo Joanna Cheung, Age 45, Vice President of Marketing and Director

Ms. Cheung is our Vice President of Marketing and Director. She joined us in March 2010 to develop a new cabinetry product line to further invigorate our growth. Since 2005, Ms. Cheung is a renowned entrepreneur and has set up and operated various businesses, including a wholesaler and retailer for cabinets and vanities. Ms. Cheung graduated with a BS degree in Business Administration from the  San Francisco State University in 1997. Ms. Cheung is committed to devote 40% of her time in running our business. We believe that Ms. Cheung’s experience and skills in marketing and management and her educational background qualify her as the Vice President of Marketing and Director of our company.

Tony Lee, Age 43, Vice President of Products Development and Director

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

Justin Luo, Age 52, Vice President of Technical Service and Director

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

Tony Jiang, Age 58, Director

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table – Fiscal Years Ended March 31, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended March 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ai Huan Liu
Chairwoman	2012	0	0	0	0	0	0	0	0
of the Board	2011	0	0	0	0	0	0	0	0
of Directors

George Ma
Vice Chairman of	2012	0	0	0	0	0	0	0	0
the Board of	2011	0	0	0	0	0	0	0	0
Directors

Spencer Luo
President,	2012	0	0	0	0	0	0	0	0
CEO and	2011	0	0	0	0	0	0	0	0
Director

Stephen Wan
CFO,	2012	0	0	0	0	0	0	0	0
Treasurer	2011	0	0	0	0	0	0	0	0
and Director

Miles Xu
Secretary	2012	0	0	0	0	0	0	0	0
and Director	2011	0	0	0	0	0	0	0	0

Chung Tung
Lim
Vice
President,	2012	0	0	0	0	0	0	0	0
COO and	2011	0	0	0	0	0	0	0	0
Director

Lampo Joanna
Cheung
Vice
President of	2012	0	0	0	0	0	0	0	0
Marketing	2011	0	0	0	0	0	0	0	0
and Director

Tony Lee
Vice
President of
Products	2012	0	0	0	0	0	0	0	0
Development	2011	0	0	0	0	0	0	0	0
and Director

Justin Luo
Vice
President of
Technical	2012	0	0	0	0	0	0	0	0
Service and	2011	0	0	0	0	0	0	0	0
Director

Tony Jiang	2012	0	0	0	0	0	0	0	0
Director	2011	0	0	0	0	0	0	0	0

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Ai Huan Liu (2)	6,318,362	20.82%
Common Stock	Chung Tung Lim (3)	3,000,000	9.89%
Common Stock	George Ma (4)	2,025,000	6.67%
Common Stock	Tony Jiang (5)	900,000	2.97%
Common Stock	Justin Luo (6)	900,000	2.97%
Common Stock	Tony Lee (7)	1,275,000	4.20%
Common Stock	Miles Xu (8)	1,066,667	3.51%
Common Stock	Spencer Luo (9)	3,159,999	10.41%
Common Stock	Stephen Wan (10)	900,000	2.97%
Common Stock	Lampo Joanna Cheung (11)	900,000	2.97%
Common Stock	All Executive Officers and Directors as a group (10 persons)	20,445,028	67.38%

(1)	Based on 30,340,955 shares of common stock issued and outstanding as of June 12, 2012.
(2)	Including (1) 4,000,000 shares through HuiHuan Consulting, Inc. in which Mrs. Liu is the owner and (2) 2,318,362 shares owned by Mrs. Liu. Ai Huan Liu is also our Chairwoman of the Board of Directors.
(3)	Chung Tung Lim is our Vice President, Chief Operating Officer and Director.
(4)
Including (1) 1,275,000 shares through Genik Investment LLC in which Mr. Ma is the managing director and (2) 750,000 shares owned by his wife, Josephine Ma. George Ma is also our Vice Chairman of the Board of Directors.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company had purchases of $893 from and sales of $32, 577 to Whole New Concept, an entity that is wholly-owned by Steven Leung, a shareholder of the Company during the year ended March 31, 2012 and had a receivable of $1,360 and payable of $23,823 as of March 31, 2012. The Company paid $720 to this same entity for leasehold improvement during the year ended March 31, 2012.  The Company had a payable of $23,736 and sales of $12,503 to this entity as of and during the year ended March 31, 2011.

The Company also had sales of $13,105 to CBS Building Supply Inc., a company which is 95% owned by Lampo Joanna Cheung, a director of the Company during the year ended March 31, 2012 and had a receivable of $3,628 as of March 31, 2012. The Company also had a receivable of $11,556 and sales of $51,658 to this entity as of and during the year ended March 31, 2011.

The Company had purchases of $55,657 from and sales of $5,446 to Quality Home Building Supplies, an entity that is wholly-owned by the wife of Chung Tung Lim, a director of the Company during the year ended March 31, 2012 and had a payable of $6,989 as of March 31, 2012. The Company had purchases of $19,852 from and sales of $38,847 to the same entity during the year ended March 31, 2011.

The Company had a payable of $500 to Stephen Wan Accountancy Corporation, a firm wholly-owned by Stephen Wan, an officer of the Company for accounting services rendered and recorded $27,425 of professional service expenses during the year ended March 31, 2012.The Company had a payable of $2,115 and accrued expenses of $10,260 to the firm for accounting services rendered and recorded $25,470 of professional service expenses during the year ended March 31, 2011. The Company also had payables of $418 to Global Business Connections, another entity majority-owned by Stephen Wan for professional services rendered and recorded $2,232 of professional service expenses related to compliance fillings during the year ended March 31, 2012. The Company also had a payable of $272 and accrued expenses of $120 to this same entity for professional services rendered and recorded $2,315 of professional service expenses related to compliance fillings during the year ended March 31, 2011.

The Company had sales of $13,152 to Luo’s Construction, an entity wholly-owned by Justin Luo, a director of the Company during the year ended March 31, 2012 and had a receivable of $1,454 as of March 31, 2012.  The Company paid this entity $5,680 for leasehold improvements during the year ended March 31, 2012. The Company had a receivable of $4,126 and sales of $7,482 to this entity as of and during the year ended March 31, 2011.  The Company paid $300 to this entity for marketing expenses during the year ended March 31, 2011.

The Company had purchases of $549 from GPNP, Inc., an entity majority-owned by Tony Jiang, a director of the Company during the year ended March 31, 2012.

On March 31, 2010, QGBS had notes payable to Chung Tung Lim of $ 100,000 and to Spencer Luo of $20,000, two of the stockholders of QGBS, in the total amount of $120,000. These loans were outstanding from September 1, 2009 with 8% annual interest rate and due on demand.   Principal and/or interest payments were paid to Chung Tung Lim and Spencer Luo totaling $28,333 and $58,000 during the years ended March 31, 2012 and 2011, respectively. In addition, in January 2012, QGBS entered into promissory notes agreements with Spencer Luo and Steven Leung (another stockholder of QGBS) totaling $30,000 with 8% annual interest rate and due on demand.

In December 2010, the Company entered into promissory note agreements with George Ma, Spencer Luo, Stephen Wan, Justin Luo, Miles Xu, Tony Jiang, and Tony Lee , seven of its directors in the amount of $5,000 each, totaling $35,000. The Company paid $350 interest to each of these seven directors in December 2011. In December 2011, each of these loans from the seven directors was renewed to extend its maturity for one additional year from the original maturity date with the same terms.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the Company’s fiscal years ended March 31, 2012 and 2011, we were billed approximately $51,056 and $60,507 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended March 31, 2012 and 2011.

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

Tax Fees

The Company did not retain any professional services related to tax compliance, tax advice, and tax planning by our principal accountant for the fiscal years ended March 31, 2012 and 2011.

All Other Fees

The Company did not incur any other fees related to other services rendered by our principal accountant for the fiscal years ended March 31, 2012 and 2011.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Elite Energies, Inc. (1)
3.2	Amendment to Certificate of Incorporation, dated December 31, 2008 (1)
3.3	Amendment to Certificate of Incorporation, dated March 25, 2010 (1)
3.4	By-Laws of Elite Energies, Inc. (1)
10.1	Lease Agreement between Mo Yue Wong and Elite Energies, Inc. and Elite Renewable Energy Technologies, Inc. (2)
10.2	Lease Agreement between Quality Green Building Supplies, inc. and Elite Renewable Energies Technologies, Inc. (2)
10.3	Stock Purchase Agreement between Elite Renewable Energies Technology, Inc. and Quality Green Building Supplies, Inc. (2)
10.4	Promissory Note between the Company and Spencer Luo, dated September 1, 2009 (2)
10.5	Distributorship Agreement with Apollo Solar Lighting & Pole LLC (3)
10.6	Exclusive Agent Contract with Shiyan Hongda Science and Technology Co., Ltd. (3)
10.7	Promissory Note between the Company and George Ma, dated December 1, 2010 (3)
10.8	Promissory Note between the Company and Spencer Luo, dated December 1, 2010 (3)
10.9	Promissory Note between the Company and Stephen Wan, dated December 1, 2010 (3)
10.10	Promissory Note between the Company and Justin Luo, dated December 1, 2010 (3)
10.11	Promissory Note between the Company and Miles Xu, dated December 1, 2010 (3)
10.12	Promissory Note between the Company and Tony Jiang, dated December 1, 2010 (3)
10.13	Promissory Note between the Company and Tony Lee, dated December 27, 2010 (4)
10.14	Promissory Note between the Company and Bing Kuen Ha, dated December 28, 2010 (4)
10.15	Director Agreement between Ai Huan Liu and the Company, dated April 10, 2011 (5)
10.16	Stock Purchase Agreement between HuiHuan Consulting, Inc. and the Company, dated April 29, 2011 (6)
21.1	List of Subsidiaries (1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive Data File (Form 10K for the fiscal year ended March 31, 2012 furnished in XBRL).

*  Filed herein.

(1)	Incorporated herein by reference to the exhibits included with our Registration Statement on Form S-1, filed with the Commission on July 16, 2010.

(2)	Incorporated herein by reference to the exhibits included with Amendment No. 1 to our Registration Statement on Form S-1, filed with the Commission on November 12, 2010.

(3)	Incorporated herein by reference to the exhibits included with Amendment No. 2 to our Registration Statement on Form S-1, filed with the Commission on December 23, 2010.

(4)	Incorporated herein by reference to the exhibits included with Amendment No. 3 to our Registration Statement on Form S-1, filed with the Commission on January 25, 2011.

(5)	Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K, filed with the Commission on April 14, 2011.

(6)	Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K, filed with the Commission on May 5, 2011.

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

ELITE ENERGIES, INC.

By: /s/ Spencer Luo
Spencer Luo
President, Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2012	By: /s/ Spencer Luo
Spencer Luo President, Chief Executive Officer and Director

Date: June 29, 2012	By: /s/ Ai Huan Liu
Ai Huan Liu Chairwoman of the Board of Directors

Date: June 29, 2012	By: /s/ George Ma
George Ma Vice Chairman of the Board of Directors

Date: June 29, 2012	By: /s/ Stephen Wan
Stephen Wan Chief Financial Officer, Treasurer and Director

Date: June 29, 2012	By: /s/ Chung Tung Lim
Chung Tung Lim Vice President, Chief Operating Officer and Director
Date: June 29, 2012	By: /s/ Miles Xu
Miles Xu Secretary and Director

Date: June 29, 2012	By: /s/ Lampo Joanna Cheung
Lampo Joanna Cheung Vice President of Marketing and Director

Date: June 29, 2012	By: /s/ Tony Lee
Tony Lee Vice President of Products Development and Director

Date: June 29, 2012	By: /s/ Justin Luo
Justin Luo Vice President of Technical Service and Director

Date: June 29, 2012	By: /s/ Tony Jiang
Tony Jiang Director