Form 10-Q
period 2012-06-30
Elite Energies, Inc.
filed 2012-08-14
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of August 10, 2012, there were 30,340,955 shares of common stock issued and outstanding.

Elite Energies, Inc.

FORM 10-Q

June 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosure	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	March 31, 2012
ASSETS
Current Assets
Cash	$12,297	$34,793
Trade receivables -
Others, net	40,077	57,843
Related parties	6,773	6,441
Inventory, net	339,188	360,660
Prepaid expenses	273	808
Total Currents Assets	398,608	460,545
Deposit	51,809	51,809
Property and Equipment, net	35,098	37,752
Total Assets	$485,515	$550,106

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade Payables -
Others	$73,415	$78,756
Related parties	35,543	31,730
Accrued expenses -
Interest	4,583	3,196
Other	43,495	4,611
Obligations under capital leases - current	1,721	3,391
Directors' loans	35,000	35,000
Loan from unrelated party	10,000	10,000
Stockholder loans to subsidiary	70,000	80,000
Total Current Liabilities	273,757	246,684

Total Liabilities	273,757	246,684

Commitments

Stockholders' Equity
Common stock, authorized 50,000,000 shares, par value $0.000001, 30,340,955 shares issued and outstanding on June 30, 2012 and March 31, 2012	30	30
Additional paid-in-capital	730,427	730,427
Accumulated deficit	(631,605)	(556,674)
Total Elite's Stockholders' Equity	98,852	173,783
Noncontrolling Interest	112,906	129,639
Total Stockholders' Equity	211,758	303,422
Total Liabilities and Stockholders' Equity	$485,515	$550,106

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,
	2012	2011

Revenues-
Trade, net of returns	$214,905	$311,703
Related parties	15,732	32,221
	230,637	343,924

Cost of Revenue	189,522	275,536
Gross profit	41,115	68,388

Operating expenses
Payroll expenses	43,800	42,298
General and administrative	13,922	18,246
Rent and utilities	23,676	23,734
Legal and professional fees	49,107	47,896
Total operating expenses	130,505	132,174

Other income/(expenses)
Interest income	-	2
Interest under capital leases	(86)	(275)
Note interest	(2,188)	(2,188)
Total other income/(expenses)	(2,274)	(2,461)

Loss before income taxes	(91,664)	(66,247)

Provision for income taxes	-	-

Net loss	(91,664)	(66,247)
Less: Net loss attributable to noncontrolling interest	(16,733)	(4,165)
Net loss attributable to Elite Energies, Inc.	$(74,931)	$(62,082)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
during the period - Basic and Diluted	30,340,955	29,066,230

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Paid in Capital	Accumulated Deficit	Total Elite's Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount

Balance, March 31, 2012	30,340,955	$30	$730,427	$(556,674)	$173,783	$129,639	$303,422

Net Loss	-	-	-	(74,931)	(74,931)	(16,733)	(91,664)

Balance, June 30, 2012	30,340,955	$30	$730,427	$(631,605)	$98,852	$112,906	$211,758

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(91,664)	$(66,247)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,655	2,662
Change in operating assets and liabilities:
(Increase)/Decrease in trade receivables	17,434	(17,604)
Decrease in inventories	21,471	79,195
Decrease in prepaid expenses	535	3,518
(Increase) in deposit	-	(25,000)
(Decrease) in trade payables	(1,528)	(11,297)
Increase in accrued expenses	40,271	2,350
Net Cash (Used in) Operating Activities	(10,826)	(32,423)
Net Cash Used in Investing Activities for purchase of property and equipment	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	-	240,000
(Repayment) of stockholder loans to subsidiary	(10,000)	-
(Payments) on capital lease obligations	(1,670)	(1,481)
Net Cash Provided by Financing Activities	(11,670)	238,519

Net Increase/(Decrease) in Cash	(22,496)	206,096

Cash, Beginning of Period	34,793	42,651
Cash, Ending of Period	$12,297	$248,747

Supplemental cash flow information
Interest paid	$886	$2,275
Income taxes paid	$-	$-

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.     SUMMARY OF ORGANIZATION

Elite Energies, Inc. (“ELITE”, the “Company”) is a Delaware Corporation that was formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.” On December 17, 2008, Global ePlatform Technologies Inc. changed its name to Elite Energies, Inc. The Company, located in Sunnyvale, California, is a holding company which has subsidiaries that invest in renewable energy technology and operate as a wholesale distributor of environmentally friendly building materials and products, such as hardwood floors, cabinets and sinks, and related services.

The Company has a wholly-owned subsidiary, Elite Renewable Energies Technology, Inc. (“ERET”), which was incorporated on January 29, 2009 under the laws of the State of California. ERET invests in and operates a subsidiary, Quality Green Building Supplies, Inc. (“QGBS”), a wholesale distribution company that is incorporated in California.  ERET plans to sign up more distributors across the nation to implement Elite Energies Distribution (EED) program. This EED program is to build up new distribution channels with local distributors at selected regions throughout the United States. QGBS was established in July 2009, and is operating as building materials wholesaler in the San Francisco Bay Area.   The financial statements of QGBS are included in the consolidated financial statements because of the Company’s majority ownership in (50.52%) and control over QGBS.

On June 7, 2011, the Company established a wholly-owned subsidiary, Elite Energies International Limited (“EEIL”), which was incorporated in Hong Kong. EEIL is established for the Company’s future Asia operations once the Company obtains more funding. Currently, EEIL has limited cash assets and no operations.

NOTE  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements of the Company include wholly-owned and majority subsidiaries (ERET, EEIL and QGBS) under its control. All of the material intercompany balances and transactions have been eliminated.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related notes of the Company as of June 30, 2012 and for the three months ended June 30, 2012 and 2011, are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended March 31, 2012 contained in the Form 10-K filed by the Company with the SEC on June 29, 2012. The condensed consolidated balance sheet as of March 31, 2012 was derived from the Company’s audited financial statements for the year ended March 31, 2012. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three months ended June 30, 2012 and 2011, the results of cash flows of the Company for the three months ended June 30, 2012 and 2011,  and the financial position of the Company as of June 30, 2012. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

Revenue and Cost Recognition

The Company recognizes revenue in accordance with FASB Accounting Standards Codification No. (“ASC”) 605, Revenue Recognition. The Company sells lighting products, fixtures and environmental friendly building materials. The Company recognizes revenue when persuasive evidence of a sales arrangement exists, delivery of merchandise occurs through the transfer of title and risks and rewards of ownership, the selling price is determinable, and collectability is reasonably assured. The majority of the sales contracts transfer title and risk of loss to customers upon receipt of goods. Revenues are primarily recognized upon shipment as the shipments of each product group are typically delivered to the customers within the same day. Any discrepancy between the shipment and the sales agreement is reconciled within the same day when the shipment is delivered. Sales taxes are deducted from gross sales.

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are deducted from the gross sales. During the three months ended June 30, 2012 and 2011, the total amounts of return of defective products were insignificant.

Under some limited circumstances, the Company gives some customers sales discounts on their first-time purchase in order to expand the customer base. The amounts of sales discounts are determined at the time the sales occur and are stated in the sales agreements. These amounts are deducted from the gross sales and recorded on a net basis. During the three months ended June 30, 2012 and 2011, the total amounts of sales discounts were insignificant.

Net Sales include services revenue generated through a variety of installation.  The total amount of service revenue during the three months ended June 30, 2012 and 2011were insignificant.

Cost of revenue includes actual cost of merchandise sold and services performed and the cost of transportation of merchandise from vendors to the Company’s location. Costs of revenue are recognized when they occur and matched against revenue.

The cost of handling and shipping merchandise from the Company’s location to the customer is classified as operating expenses.  The cost of handling and shipping merchandise to customers during the three months ended June 30, 2012 and 2011were insignificant.

Advertising expenses

The Company records advertising costs as incurred. During the three months ended June 30, 2012 and 2011, the total amounts of advertising expenses were insignificant.

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

As of June 30, 2012 and March 31, 2012, the Company did not record any allowance for doubtful accounts since most of the receivables at year-end were collected in the subsequent period.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. There was no provision recorded for the three months ended June 30, 2012. The Company recorded an allowance of $70,437 for obsolete inventory and wrote off defective inventory totaling $36,747 as of March 31, 2012.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives which differ by asset category. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets:

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable approximated fair value as of June 30, 2012 and March 31, 2012, because of the relatively short maturity of these instruments.

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

NOTE 3.     PROPERTY AND EQUIPMENT

At June 30, 2012 and March 31, 2012 property and equipment is as follows:

	June 30, 2012	March 31, 2012
Office Equipment	$7,502	$7,502
Furniture and Fixtures	14,590	14,590
Forklift Equipment	17,800	17,800
Delivery Vehicle	9,000	9,000
Leasehold Improvements	20,598	20,598
	69,490	69,490
Less: accumulated depreciation	(34,392)	(31,738)
Property and equipment, net	$35,098	$37,752

Depreciation expense for the three months ended June 30, 2012 and 2011 was $2,654 and $2,662, respectively.

NOTE 4.     LOANS

As of March 31, 2012, Mr. Lin, Mr. Luo and Mr. Leung, three of the stockholders of QGBS, loaned QGBS $30,000, $35,000 and $15,000, respectively, to support its operations and expansion. The terms of all these loans totaling $80,000 are at an annual interest rate of 8% and due on demand.  In April 2012, QGBS paid $10,000 of the $30,000 principal balance to Mr. Lin.  In April 2012, QGBS paid $800 interest payment to Mr. Luo.

As of March 31, 2012, seven directors loaned the Company the amount of $5,000 each, totaling $35,000. Each of the loans from these seven directors was at a simple annual interest rate of 7% and due one year from the date of the loan, which will be due in December 2012.

As of March 31, 2012, an unrelated individual loaned the Company the amount of $10,000 with a simple annual interest rate of 7%. The principal and interest will be due on December 27, 2012.

The Company recorded $2,188 and $2,188 of interest expenses on the loans during the three months ended June 30, 2012 and 2011, respectively.

On June 30, 2012 and March 31, 2012, accrued interest is as follows:

	June 30, 2012	March 31, 2012
Accrued interest
Stockholder loans to subsidiary	$2,833	$2,233
Directors’ loans	1,400	788
Loan from unrelated party	350	175
	$4,583	$3,196

NOTE 5.     COMMITMENTS

Operating Leases

QGBS leases a warehouse for its green building materials operations under non-cancellable operating leases, which expire in October 31, 2012. Certain of the leases require payments for additional expenses such as maintenance and utilities. The total future minimum lease payments for operating leases with the current non-cancelable terms are $29,916 as of June 30, 2012.

Rent expense was $22,091 and $22,091 during the three months ended June 30, 2012 and 2011, respectively.

Capital Leases

QGBS leases a forklift under capital leases. The following is an analysis of the leased property under capital leases at June 30, 2012 and March 31, 2012.

	June 30, 2012	March 31, 2012
Forklift	$17,800	$17,800
Less accumulated depreciation	(13,378)	(12,887)
	$4,422	$4,913

As of June 30, 2012, the total future minimum lease payments under capital lease are $1,721, including $35 of interest payments. The capital lease will mature in September 2012.

NOTE 6.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, for the three months ended June 30, 2012 and 2011, there were no diluted shares outstanding.

	Three months ended June 30,
	2012	2011
Numerator:
Net loss	$(91,664)	$(66,247)
Less: Net loss allocated to noncontrolling interest	(16,733)	(4,165)
Net loss attributable to the Company common stockholders—basic	$(74,931)	$(62,082)
Denominator:
Weighted average common shares	30,340,955	29,066,230
Net loss attributable to the Company common stockholders per share—basic	$(0.00)	$(0.00)

NOTE 7.      RELATED PARTY TRANSACTIONS

The Company had sales of $8,111 to an entity that is wholly-owned by a shareholder of the Company during the three months ended June 30, 2012 and had sales of $14,539 to this entity during the three months ended June 30, 2011.  The Company had a receivable of $3,081 from and a payable of $23,823 to the same entity on June 30, 2012.  The Company also had a receivable of $1,360 and a payable of $23,823 to the same entity on March 31, 2012.

The Company also had sales of $1,885 to an entity which is 95% owned by a director of the Company during the three months ended June 30, 2012 and had sales of $3,540 to the same entity during the three months ended June 30, 2011. The Company had a receivable of $3,692 and $3,628 from the same entity on June 30, 2012 and March 31, 2012, respectively.

The Company had purchases of $28,596 from an entity that is wholly-owned by the wife of a director of the Company during the three months ended June 30, 2012. The Company also had purchases of $16,787 from and sales of $3,787 to the same entity during the three months ended June 30, 2011. The Company had a payable of $6,140 and $6,989 to the same entity on June 30, 2012 and March 31, 2012, respectively.

The Company had payables of $5,580 to an entity wholly-owned by an officer of the Company on June 30, 2012 for accounting services rendered and recorded $7,390 of professional service expenses during the three months ended June 30, 2012. The Company recorded $4,390 of accounting services expenses during the three months ended June 30, 2011. The Company also had payables of $500 to this same entity on March 31, 2012. Further, the Company recorded $518 of professional service expenses related to compliance fillings during the three months ended June 30, 2012. The Company also had payable of $418 to this same entity on March 31, 2012.

The Company had sales of $5,735 and $10,355 to an entity wholly-owned by a director during the three months ended June 30, 2012 and 2011, respectively. The Company also had a receivable of $1,454 from this entity as of March 31, 2012.

The Company had purchases of $1,370 from an entity majority-owned by a director of the Company during the three months ended June 30, 2011.

As discussed in Note 4, prior to March 31, 2012, QGBS entered into promissory notes agreements with three of its stockholders (Stockholder A, Stockholder B and Stockholder C) totaling $80,000. Principal and/or interest payments were paid to these stockholders totaling $10,800 and $2,000 during the three months ended June 30, 2012 and 2011, respectively.

As discussed in Note 4, prior to March 31, 2012, the Company entered into promissory note agreements with seven of its directors in the amount of $5,000 each, totaling $35,000.

NOTE 8.     SIGNIFICANT AGREEMENTS

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

NOTE 9.     GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $74,931, used $10,826 of cash in operating activities during the three months ended June 30, 2012, and has an accumulated deficit of $631,605 at June 30, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital and implement its business plan will provide the opportunity for the Company to continue as a going concern.

NOTE 10.     SUBSEQUENT EVENTS

In July 2012, the Board of the Company decided to wind down QGBS’s operations since QGBS did not meet the Company’s projected target of profitability during the past two years.

In July 2012, five of the Company’s Directors paid the total of $36,000 cash to purchase 1,200,000 shares of Elite at $0.03 per share.

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

Business Overview

Elite Energies, Inc. is a Delaware holding company (“we”, “us”, or the “Company”), that, through our wholly owned California subsidiary corporation, Elite Renewable Energies Technology, Inc. (“ERET”), invests in energy-saving products such as LED (light emitting diode) lighting and environmentally friendly building materials.

ERET, through its subsidiaries, focuses on conducting operations with respect to a broad base of activities and products such as selling exterior lighting systems.  We focus on systems that can increase efficient energy uses with decreased energy consumption, such as selling solar LEDs for outdoor lightings.  ERET’s subsidiary Quality Green Building Supplies, Inc. (“QGBS”) operates in the area of green building materials.  However, we plan on ceasing operations entirely in green building materials in the near future.

Business Plan

We are currently doing or over the next fiscal year we intend to do the following:

1.	We are currently raising fund from directors to further develop our energy saving related operations.

2.
We are exploring the opportunity in variety of industrial gas resale in the People’s Republic of China (“PRC”). Our Hong Kong subsidiary, Elite Energies International Limited (“EEIL”), is expecting to sign an agreement with ChenZhou XuHui QiTi, an industry gas manufacturing company located in Chen Zhou, Hunan (“XuHui”), for selling and operating gas trading in Hunan Province. This will be the major business objective for our on-going operation.

3.
We will hire consultants and an appropriate appraiser to study the industrial gas industry business in the PRC and evaluate XuHui’s value. Based on the result of such study and appraisal report, the Board of Directors of the Company (the “Board”) will evaluate and vote for the acquisition of the sales and gas trading operation of XuHui.  Since our Chairwoman, Ai Huan Liu, has years of experience in the industrial gas business, she can greatly assist us in exploring potential opportunity in this industry.

4.
We are in process of developing new high power commercial lighting product that will better fit our customers’ needs.  We are continuing to test our LED light system to ensure our products meet our highest durability and reliability standard.

5.	Elite is also exploring at other high tech company in China for potential business opportunity.

6.	As QGBS did not meet the Company’s projected target of profitability during the past years, the Board is in the process of winding down QGBS’s operations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

We believe the percentage relationship between Revenues and major categories in the Condensed Consolidated Statements of Operations presented below are important in evaluating the performance of our business operations.

	% of Revenues
	Three Months Ended June 30,
	2012	2011
	(UNAUDITED)
Revenues-
Trade, net of returns	93.2%	90.6%
Related parties	6.8	9.4
	100.0	100.0

Cost of Revenue	82.2	80.1
Gross profit	17.8	19.9

Operating expenses
Payroll expenses	19.0	12.3
General and administrative	6.0	5.3
Rent and utilities	10.3	6.9
Legal and professional fees	21.3	13.9
Total operating expenses	56.6	38.4

Other income/(expenses)
Interest income	0.0	0.0
Interest under capital leases	(0.0)	(0.1)
Note interest	(0.9)	(0.6)
Total other income/(expenses)	(1.0)	(0.7)

Loss before income taxes	(39.7)	(19.3)

Provision for income taxes	-	-

Net loss	(39.7)	(19.3)
Less: Net loss attributable to noncontrolling interest	(7.3)	(1.2)
Net loss attributable to Elite Energies, Inc.	(32.5)%	(18.1)%

Note: Certain percentages may not sum to totals due to rounding.

For an understanding of the significant factors that influenced our performance during the three months ended June 30, 2012 and 2011, the following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements presented in this report.

Revenue: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials, primarily hardwood floors, to the customers through our 50.52% owned subsidiary QGBS. For the three months ended June 30, 2012, we generated $230,637 in revenue, representing a decrease of $113,287, or 32.9%, compared to the revenue of $343,924 during the same period ended on June 30, 2011.   The decrease of our revenue was attributable to the lower demand of our products as well as the slowing recovery of general economic conditions.

Cost of Revenue: Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $189,522 for the three months ended June 30, 2012, compared to $275,536 for the three months ended June 30, 2011, representing a decrease of $86,014 or 31.2%. Our cost of revenue decreased due to the decrease of the revenue generated. Further, the decrease in profit margin was due to higher purchase costs during the three months ended June 30, 2012 as compared to the same period ended June 30, 2011.

Payroll expenses: The payroll expenses were $43,800 for the three months ended June 30, 2012 and $42,298 for the same period ended June 30, 2011, representing an increase of $1,502 or 3.6%.  During the three months ended June 30, 2012, together with our partially owned subsidiary QGBS, we had 8 employees.

General and Administrative Expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $13,922 for the three months ended June 30, 2012, compared to $18,246 in the same period ended June 30, 2011, representing a decrease of $4,324 or 23.7%, which was primarily due to the fact that the Company has implemented the procedures to reducing the operating costs for the three months ended June 30, 2012 as compared to the same period ended June 30, 2011.

Rent and utilities: The rent and utilities were $23,676 for the three months ended June 30, 2012, compared to $23,734 in the same period ended June 30, 2011, representing a decrease of $58 or 0.2%. Currently we rent a corporate business office in Sunnyvale, California, as well as a warehouse in San Leandro, California, for our subsidiary QGBS’s green building material operation.

Legal and professional fees: The legal and professional fees were $49,107 for the three months ended June 30, 2012 and $47,896 for the three months ended June 30, 2011, representing an increase of $1,211 or 2.5%.  The increase was primarily attributable to a slightly increase in charge rates by the outside professionals for the three months ended June 30, 2012 as compared to the same period ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $631,605 through June 30, 2012. As of June 30, 2012, the Company’s current assets were $398,608 and current liabilities were $273,757, and total cash was $12,297. The Company had cash used in operating activities for the three months ended June 30, 2012 of $10,826 and cash used in operating activities equal to $32,423 for the same three month period in 2011. The decrease was primarily a result of the decrease in inventory level. The Company had net cash used in financial activities of $11,670 and provided by financing activities of $238,519 for the three months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to the proceeds from issuance of commons stock in April 2011.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. We will continue to monitor our expenditures and cash flows position by reducing operating costs and through seeking additional financial funding. In July 2012, five of the Company’s Directors paid total of $36,000 cash to purchase 1,200,000 shares at $0.03 per share in order to raise funds for the Company’s operations. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan.

GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $74,931, used $10,826 of cash in operating activities during the three months ended June 30, 2012, and has an accumulated deficit of $631,605 at June 30, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There was no other information during the quarter ended June 30, 2012 that was not previously disclosed in our filings during that period.

Item 6. Exhibits.

Exhibit No.	Title of Document

31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ELITE ENERGIES, INC.

Date: August 14, 2012	By: /s/Spencer Luo
Spencer Luo
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2012	By: /s/Stephen Wan
Stephen Wan Chief Financial Officer (Principal Financial Officer)