Form 10-Q
period 2012-09-30
Elite Energies, Inc.
filed 2012-11-19
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of November 13, 2012, there were 32,140,955 shares of common stock issued and outstanding.

Elite Energies, Inc.

FORM 10-Q

September 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosure	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	March 31, 2012
ASSETS
Current Assets
Cash	$32,994	$31,615
Prepaid expenses	273	523
Total Currents Assets	33,267	32,138
Property and Equipment, net	-	1,558
Assets of Discontinued Operations	114,657	516,410
Total Assets	$147,924	$550,106

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade payables -
Others	$26,910	$7,502
Related parties	6,770	240
Accrued expenses -
Interest	2,538	963
Others	1,850	350
Directors' loans	35,000	35,000
Loan from unrelated party	10,000	10,000
Total Current Liabilities	83,068	54,055
Liabilities of Discontinued Operations	53,550	192,629
Total Liabilities	136,618	246,684

Commitments

Stockholders' Equity
Common stock, authorized 50,000,000 shares, par value $0.000001, 32,140,955 shares and 30,340,955 shares issued and outstanding on September 30, 2012 and March 31, 2012, respectively	32	30
Additional paid-in-capital	784,425	730,427
Accumulated deficit	(773,338)	(556,674)
Total Elite's Stockholders' Equity	11,119	173,783
Noncontrolling Interest	187	129,639
Total Stockholders' Equity	11,306	303,422
Total Liabilities and Stockholders' Equity	$147,924	$550,106

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Revenues-
Trade, net of returns	$-	$-	$-	$-

Operating expenses
Payroll expenses	1,551	9,307	8,204	15,312
General and administrative	1,916	1,778	3,593	4,618
Rent and utilities	300	300	600	600
Legal and professional fees	20,814	19,466	67,671	65,787
Total operating expenses	24,581	30,851	80,068	86,317

Other (expenses)
Loss on disposal of assets	(1,275)	-	(1,275)	-
Note interest	(787)	(787)	(1,575)	(1,575)
Total other (expenses)	(2,062)	(787)	(2,850)	(1,575)

Loss before income taxes	(26,643)	(31,638)	(82,918)	(87,892)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(26,643)	(31,638)	(82,918)	(87,892)

Discontinued operations, net of taxes
Loss from operations of discontinued operations, net of taxes	(201,012)	(45,903)	(237,348)	(55,896)
Loss on disposal of discontinued assets, net of taxes	(25,850)	-	(25,850)	-
Loss from discontinued operations	(226,862)	(45,903)	(263,198)	(55,896)

Net loss	(253,505)	(77,541)	(346,116)	(143,788)
Less: Net loss attributable to noncontrolling interest	(112,719)	(21,934)	(129,452)	(26,099)
Net loss attributable to Elite Energies, Inc.	$(140,786)	$(55,607)	$(216,664)	$(117,689)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding
during the period - Basic and Diluted	31,280,085	30,340,955	30,813,086	29,707,075

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(346,116)	$(143,788)
Less: loss from discontinued operations, net of taxes	(263,198)	(55,896)
Net loss from continuing operations	(82,918)	(87,892)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	283	283
Loss on assets disposal	1,275	-
Change in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	250	(886)
Increase/(Decrease) in trade payables	25,938	(10,972)
Increase/(Decrease) in accrued expenses	3,075	(989)
Net Cash (Used in) Operating Activities from Continuing Operations	(52,097)	(100,456)
Net Cash Provided by/(Used in) Operating Activities from Discontinued Operations	39,634	(11,775)
Net Cash (Used in) Operating Activities	(12,463)	(112,231)

Net Cash Proceeded from Investing Activities from Continuing Operations	-	-
Net Cash Proceeded from Investing Activities from Discontinued Operations	5,000	-
Net Cash Proceeded from Investing Activities	5,000	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	54,000	240,000
Net Cash Provided by Financing Activities from Continuing Operations	54,000	240,000
Net Cash (Used in) Financing Activities from Discontinued Operations	(42,811)	(3,006)
Net Cash Provided by Financing Activities	11,189	236,994

Net Increase in Cash	3,726	124,763

Cash from Continuing Operating at Beginning of Period	31,615	21,185
Cash from Discontinued Operating at Beginning of Period	3,178	21,466
Cash at End of Period	38,519	167,414
Less Cash from Discontinued Operations at End of Period	5,525	59,834
Cash from Continuing Operating at End of Period	$32,994	$107,580

Supplemental cash flow information
Interest paid	$915	$4,504
Income taxes paid	$-	$-

ELITE ENERGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     SUMMARY OF ORGANIZATION

Elite Energies, Inc. (“ELITE”, the “Company”) is a Delaware Corporation and was formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.”. On December 17, 2008, Global ePlatform Technologies Inc. changed its name to Elite Energies, Inc. The Company, located in Sunnyvale, California, is a holding company which has subsidiaries that invest in renewable energies technology and operate as a wholesale distributor of environmentally friendly building materials and products, such as hardwood floors, cabinets and sinks, and related services.

The Company has a wholly-owned subsidiary, Elite Renewable Energies Technology, Inc. (“ERET”), which was incorporated on January 29, 2009 under the laws of the State of California. ERET invests in and operates a subsidiary, Quality Green Building Supplies, Inc. (“QGBS”), a wholesale distribution company that is incorporated in California. QGBS was established in July 2009, and is operating as building materials wholesaler in the San Francisco Bay Area.   In July 2012, the Board of the Company decided to discontinue QGBS’s operation since QGBS did not meet the Company’s projected target of profitability during the past two years.

On June 7, 2011, the Company established a wholly-owned subsidiary, Elite Energies International Limited (“EEIL”), which was incorporated in Hong Kong. EEIL is established for the Company’s future Asia operations once the Company obtains more funding. Currently, EEIL has limited cash and no operations.

NOTE  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes in Basis of Presentation

The March 31, 2012 and the three months and six months ended September 30, 2011 financial information has been revised so that the basis of presentation is consistent with that of the September 30, 2012 and the three months and six months ended September 30, 2012 financial information. This revision reflects the financial condition and results of operations of QGBS as discontinued operations for all periods presented. For a summary of discontinued operations see Note 3.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The condensed consolidated financial statements of the Company include wholly-owned and majority subsidiaries (ERET, EEIL, and QGBS) under its control. All of the material intercompany balances and transactions have been eliminated.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related notes of the Company as of September 30, 2012 and for the three months and six months ended September 30, 2012 and 2011, are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for the complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended March 31, 2012 contained in the Form 10-K filed by the Company with the SEC on June 29, 2012. The condensed consolidated balance sheet as of March 31, 2012 was derived from the Company’s audited financial statements for the year ended March 31, 2012. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three months and six months ended September 30, 2012 and 2011, the results of cash flows of the Company for the six months ended September 30, 2012 and 2011,  and the financial position of the Company as of September 30, 2012. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are reduced from the gross sales. During the three months and six months ended September 30, 2012 and 2011, the total amounts of return of defective products were insignificant.

Under limited circumstances, the Company gives some customer sales discounts, rebate or other sales incentives on their first-time purchase in order to expand the customer base. The amounts of sales discounts, rebate or other sales incentives are determined at the time the sales occur and are stated in the sales agreements. These amounts are reduced from the gross sales and recorded on a net basis. During the three months and six months ended September 30, 2012 and 2011, the total amount of sales discounts and sales incentive were insignificant.

Net Sales include services revenue generated through a variety of installation.  The total amount of service revenue during the three months and six months ended September 30, 2012 and 2011were insignificant.

Cost of revenue includes actual cost of merchandise sold and services performed and the cost of transportation of merchandise from vendors to the Company’s location. Costs of revenue are recognized when they occur and matched against revenue.

The cost of handling and shipping merchandise from the Company’s location to the customer is classified as operating expenses.  The cost of handling and shipping merchandise to customers during the three months and six months ended September 30, 2012 and 2011were insignificant.

Advertising expenses

The Company records advertising costs as incurred. During the three months and six months ended September 30, 2012 and 2011, the total amounts of advertising expenses were insignificant.

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

As of September 30, 2012 and March 31, 2012, the Company did not record any allowance for doubtful accounts since most of the receivables at year-end were collected in the subsequent period.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. The Company recorded $165,278 provision for obsolete inventory for the three months and six months ended September 30, 2012. The Company recorded an allowance of $70,437 for obsolete inventory and wrote off defective inventory totaling $36,747 as of March 31, 2012.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable approximate fair value as of September 30, 2012 and March 31, 2012, because of the relatively short maturity of these instruments.

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

The Company files separate income tax returns in the United States – Federal and California, and the returns are subject to examination by federal and state taxing authorities, generally for three years and four years, respectively, after they are filed.

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

NOTE 3.       DISCONTINUED THE OPERATIONS OF QUALITY GREEN BUILDING SUPPLIES

In early July 2012, the Board of the Company decided to discontinue QGBS’s operation since QGBS did not meet the Company’s projected targeted profitability during the past two years. All assets in QGBS are stated at net realizable value as of September 30, 2012. QGBS sold certain equipment to a related company that was owned by Stockholder C of QGBS for $5,000 and recorded a loss of $945 on this asset disposal. Also, QGBS disposed other property and equipments and recorded a loss of $24,905.

The following table summarizes the assets and liabilities of the discontinued operations, excluding intercompany balances eliminated in consolidation, at September 30, 2012 and March 31, 2012, respectively:

	September 30, 2012	March 31, 2012
Assets of Discontinued Operations
Cash	$5,525	$3,178
Trade receivables -
Others	18,282	57,843
Related parties	23,213	6,441
Inventory	55,828	360,660
Prepaid expenses	-	285
Deposit	11,809	51,809
Property, plant and equipment	-	36,194

Total Assets of Discontinued Operations	$114,657	$516,410

Liabilities of Discontinued Operations
Trade payables -
Others	$6,702	$71,254
Related parties	2,500	31,490
Accrued expenses -
Interest	4,133	2,233
Other	215	4,261
Obligations under capital leases	-	3,391
Stockholder loans to subsidiary	40,000	80,000

Total Liabilities of Discontinued Operations	$53,550	$192,629

Financial data for the discontinued operations of QGBS for the three and six months ended September 30, 2012 and 2011 are  as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Revenue	$160,638	$186,677	$391,275	$530,601
Cost of revenue	(313,149)	(150,429)	(502,671)	(425,965)
Gross profit/(loss)	(152,511)	36,248	(111,396)	104,636
(Loss) from operations of discontinued operations	(201,012)	(45,903)	(237,348)	(55,896)
(Loss) on disposal of discontinued assets	(25,850)	-	(25,850)	-
Net (loss) from discontinued operations	(226,862)	(45,903)	(263,198)	(55,896)
Net (loss) attributable to noncontrolling interest	(112,719)	(21,934)	(129,452)	(26,099)
Net (loss) attributable to the Company	$(114,143)	$(23,969)	$(133,746)	$(29,797)

Per share information attributable to the Company
Basic and diluted net (loss) per common shares	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Average common shares outstanding - basic and diluted	31,280,085	30,340,955	30,813,086	29,707,075

NOTE 4.     PROPERTY AND EQUIPMENT

At September 30, 2012 and March 31, 2012 property and equipment is as follows:

	September 30, 2012	March 31, 2012
Leasehold Improvements	$-	$2,832
Less: accumulated depreciation	-	(1,274)
Property and equipment, net	$-	$1,558

Depreciation expense for the three months ended September 30, 2012 and 2011 was $141 and $141, respectively. Depreciation expense for the six months ended September 30, 2012 and 2011 was $283 and $283, respectively.

In September 2012, ERET disposed the leasehold improvement as the lease was not renewed and recorded a loss of $1,275.

NOTE 5.     LOANS

As of March 31, 2012, seven Directors of the Company loaned ELITE the amount of $5,000 each, totaling $35,000. Each of the loans from these seven Directors was at a simple annual interest rate of 7% and due one year from the date of the loan, which will be due in December 2012.

As of March 31, 2012, an unrelated individual loaned ELITE the amount of $10,000 with a simple annual interest rate of 7%. The principal and interest will be due on December 27, 2012.

The Company recorded $787 and $787 of interest expenses on the above loans to ELITE during the three months ended September 30, 2012 and 2011, respectively. The Company recorded $1,575 and $1,575 of interest expenses on the above loans to ELITE during the six months ended September 30, 2012 and 2011, respectively.

On September 30, 2012 and March 31, 2012, accrued interests are as follows:

	September 30, 2012	March 31, 2012
Accrued interests
Directors’ loans	$2,013	$788
Loan from unrelated party	525	175
	$2,538	$963

As of March 31, 2012, three of the stockholders of QGBS: Stockholder A, Stockholder B and Stockholder C, loaned QGBS $30,000, $35,000 and $15,000, respectively, to support its operations and expansion. The terms of all these loans totaling $80,000 are at an annual interest rate of 8% and due on demand.  In April 2012, QGBS paid $10,000 of the $30,000 principal balance to Stockholder A.  In April 2012, QGBS paid $800 interest payment to Stockholder B . In September 2012, QGBS paid $15,000 of the $35,000 principal balance to Stockholder B and paid off principal balance to Stockholder C.

NOTE 6.     COMMITMENTS

Operating Leases

Rent expense for EEI and ERET was $300 and $300 during the three months ended September 30, 2012 and 2011, respectively. Rent expense for EEI and ERET was $600 and $600 during the six months ended September 30, 2012 and 2011, respectively.

QGBS leases a warehouse for its green building materials operations under non-cancellable operating leases, which will expire on October 31, 2012. Certain of the leases require payments for additional expenses such as maintenance and utilities. The total future minimum lease payments for operating leases with the current non-cancelable terms are $7,479 as of September 30, 2012.

Capital Leases

QGBS leased a forklift under capital leases. QGBS sold this forklift to a related company on August 2012. The following is an analysis of the leased property under capital leases at September 30, 2012 and March 31, 2012.

	September 30, 2012	March 31, 2012
Forklift	$-	$17,800
Less accumulated depreciation	-	(12,887)
	$-	$4,913

NOTE 7.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, for the three and six months ended September 30, 2012 and 2011, there were no diluted shares outstanding.

	Three Months Ended September 30,
	2012	2011
Numerator:
Net loss	$(253,505)	$(77,541)
Less: Net loss allocated to noncontrolling interest	(112,719)	(21,934)
Net loss attributable to the Company common stockholders—basic	$(140,786)	$(55,607)
Denominator:
Weighted average common shares	31,280,085	30,340,955
Net loss attributable to the Company common stockholders per share—basic	$(0.00)	$(0.00)

	Six Months Ended September 30,
	2012	2011
Numerator:
Net loss	$(346,116)	$(143,788)
Less: Net loss allocated to noncontrolling interest	(129,452)	(26,099)
Net loss attributable to the Company common stockholders—basic	$(216,664)	$(117,689)
Denominator:
Weighted average common shares	30,813,086	29,707,075
Net loss attributable to the Company common stockholders per share—basic	$(0.01)	$(0.00)

NOTE 8.     STOCKHOLDERS’ EQUITY

In July 2012 and August 2012, eight of the Company’s Directors paid the total of $54,000 cash to purchase 1,800,000 shares of Elite at $0.03 per share.

NOTE 9.     RELATED PARTY TRANSACTIONS

The Company’s revenue was generated through QGBS, which the business was discontinued from July 2012. As such, all the sales disclosed in this note were from discontinued operations.

The Company had sales of $111,651 to an entity that is wholly-owned by a shareholder of the Company during the six months ended September 30, 2012 and had sales of $15,976 to this entity during the six months ended September 30, 2011.  The Company had purchases of $1,210 from this entity during the six months ended September 30, 2012. The Company sold property and equipment to this entity for $5,000 on August 2012. The Company had a receivable of $18,488 from the same entity on September 30, 2012. The Company also had a receivable of $1,360 and a payable of $23,823 to the same entity on March 31, 2012.

The Company also had sales of $4,540 to an entity which is 95% owned by a Director of the Company during the six months ended September 30, 2012 and had sales of $11,530 to the same entity during the six months ended September 30, 2011. The Company had a receivable of $3,850 and $3,628 from the same entity on September 30, 2012 and March 31, 2012, respectively.

The Company had purchases of $50,517 from and sales of $875 to an entity that is wholly-owned by the wife of a Director of the Company during the six months ended September 30, 2012. The Company also had purchases of $31,712 from and sales of $3,787 to the same entity during the six months ended September 30, 2011. The Company had a receivable of $875 from the same entity on September 30, 2012 and had a payable of $6,989 to the same entity on March 31, 2012.

The Company had payables of $9,270 to an entity wholly-owned by an officer of the Company on September 30, 2012 for accounting services rendered and recorded $14,780 of professional service expenses during the six months ended September 30, 2012. The Company recorded $12,645 of accounting services expenses during the six months ended September 30, 2011. The Company also had payables of $500 to this same entity on March 31, 2012. Further, the Company recorded $598 and $978 of professional service expenses related to compliance fillings during the six months ended September 30, 2012 and 2011, respectively. The Company also had payable of $418 to this same entity on March 31, 2012.

The Company had sales of $6,443 and $13,034 to an entity wholly-owned by a Director during the six months ended September 30, 2012 and 2011, respectively. The Company also had a receivable of $1,454 from this entity as of March 31, 2012.

The Company had purchases of $549 from an entity majority-owned by a Director of the Company during the six months ended September 30, 2011.

As discussed in Note 5, prior to March 31, 2012, QGBS entered into promissory notes agreements with three of its stockholders totaling $80,000. Principal and/or interest payments were paid to these stockholders totaling $40,800 and $4,000 during the six months ended September 30, 2012 and 2011, respectively.

As discussed in Note 5, prior to March 31, 2012, the Company entered into promissory note agreements with seven of its Directors in the amount of $5,000 each, totaling $35,000.

NOTE 10.    GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $346,116, used $12,463 of cash in operating activities during the six months ended September 30, 2012, and has an accumulated deficit of $773,338 at September 30, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ERET, through its subsidiaries, focuses on conducting operations with respect to a broad base of activities and products such as selling exterior lighting systems.  We focus on systems that can increase efficient energy uses with decreased energy consumption, such as selling solar LEDs for outdoor lightings.  ERET’s subsidiary Quality Green Building Supplies, Inc. (“QGBS”) operates in the area of green building materials has been closed down on October 31, 2012 due to the slow economy.  We are liquidizing the inventory at QGBS and use those income from the close-out sales for our future operations for EEIL.

Business Plan

We are currently doing or over the next fiscal year we intend to do the following:

1.
We are reviewing a number of industrial gas resale in the People’s Republic of China (“PRC”). Our Hong Kong subsidiary, Elite Energies International Limited (“EEIL”), is expecting to sign a letter of intent (“LOI”) with ChenZhou XuHui QiTi, an industry gas manufacturing company located in Chen Zhou, Hunan (“XuHui”) China. Our Hong Kong subsidiary will byuse XuHui’s brand name to operate gas trading in Hunan Province. This will be our major business objective for our on-going operation.

2.
We will hire consultants and an appropriate appraiser to study the industrial gas industry business in the PRC and evaluate XuHui’s value. Based on the result of such study and appraisal reports, the Board of Directors of the Company (the “Board”) will evaluate and vote for acquiring a license to sell  the gas manufactured by XuHui.  Since our Chairwoman, Ai Huan Liu, has years of experience in the industrial gas business, she can greatly assist us in exploring potential opportunity in this industry.

3.
We are currently raising additional funding to acquire the business license to sell gas in Hunan Province.  EEIL is planning to form a joint venture with XuHui. With the license and joint venture will help us start a fast growing bottled-gas distribution business in China.  With this new joint venture, we are expecting it to be a profitable business opportunity.

4.	With our Chairwoman’s, Ai Huan Liu, expertise and connection in industrial gas industry, EEIL can quickly adapt the distribution business.

5.	We will also explore business opportunities for Green energy saving products for ERET.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

We believe the percentage relationship between total net loss and major categories in the Condensed Consolidated Statements of Operations presented below are important in evaluating the performance of our business operations.

	% of Net Loss
	Three Months Ended September 30,
	2012	2011

Revenues-
Trade, net of returns	-%	-%

Operating expenses
Payroll expenses	(0.6)	(12.0)
General and administrative	(0.8)	(2.3)
Rent and utilities	(0.1)	(0.4)
Legal and professional fees	(8.2)	(25.1)
Total operating expenses	(9.7)	(39.8)

Other (expenses)
Loss on disposal of assets	(0.5)	-
Note interest	(0.3)	(1.0)
Total other (expenses)	(0.8)	(1.0)

Loss before income taxes	(10.5)	(40.8)

Provision for income taxes	-	-

Net loss from Continuing Operations	(10.5)	(40.8)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(79.3)	(59.2)
Loss on disposal of discontinued assets, net of taxes	(10.2)	-
Loss from Discontinued Operations	(89.5)	(59.2)

Net loss	(100.0)	(100.00)
Less: Net loss attributable to noncontrolling interest	(44.5)	(28.3)
Net loss attributable to Elite Energies, Inc.	(55.5)%	(71.7)%

Note: Certain percentages may not sum to totals due to rounding.

For an understanding of the significant factors that influenced our performance during the three months ended September 30, 2012 and 2011, the following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements presented in this report.

Payroll expenses: The payroll expenses were $1,551 for the three months ended September 30, 2012 and $9,307 for the same period ended September 30, 2011, representing a decrease of $7,756 or 83.3%. The decrease was primarily due to less hiring during the three months ending September 30, 2012.  During the three months ended September 30, 2012, excluding our partially owned subsidiary QGBS, we had 1 part-time employee.

General and administrative expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $1,916 for the three months ended September 30, 2012, compared to $1,778 in the same period ended September 30, 2011, representing an increase of $138 or 7.8%, which was primarily due to certain general expenses we incurred during the three months ended September 30, 2012 which we did not incur during the same period ended September 30, 2011.

Rent and utilities: The rent and utilities were $300 for the three months ended September 30, 2012, compared to $300 in the same period ended September 30, 2011. Currently we rent a corporate business office in Sunnyvale, California.

Legal and professional fees: The legal and professional fees were $20,814 for the three months ended September 30, 2012 and $19,466 for the three months ended September 30, 2011, representing an increase of $1,348 or 6.9%.  The increase was primarily attributable to a slight increase in charge rates by the outside professionals for the three months ended September 30, 2012 as compared to the same period ended September 30, 2011.

Discontinued Operations: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials, primarily hardwood floors, to the customers through our 50.52% owned subsidiary QGBS, which the business was discontinued from July 2012. For the three months ended September 30, 2012, we generated $160,638 in revenue, representing a decrease of $26,039, or 13.9%, compared to the revenue of $186,677 during the same period ended on September 30, 2011.   The decrease of our revenue was attributable to the lower demand of our products as well as the discontinued of the QGBS’s operations during the three months ended September 30, 2012. Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $313,149 for the three months ended September 30, 2012, compared to $150,429 for the three months ended September 30, 2011, representing an increase of $162,720 or 108.2%. The increase of cost of revenue is primarily due to the provision of inventory obsolescence of $165,278 recorded and higher purchase costs during the three months ending September 30, 2012 as compared to the same period ended September 30, 2011. The total operating expenses was $48,119 for the three months ended September 30, 2012, compared to $80,526 for the three months ended September 30, 2011, representing a decrease of $32,407 or 40.2%. The decrease of total operating expenses was primarily due to the less hiring full-time employees during the three months ending September 30, 2012 as compared to the same period ended September 30, 2011. QGBS had 3 part-time employees during the three months ended September 30, 2012 while had 5 full-time employees during the same period ended September 30, 2011.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

We believe the percentage relationship between total net loss and major categories in the Condensed Consolidated Statements of Operations presented below are important in evaluating the performance of our business operations.

	% of Net Loss
	Six Months Ended September 30,
	2012	2011

Revenues-
Trade, net of returns	-%	-%

Operating expenses
Payroll expenses	(2.4)	(10.6)
General and administrative	(1.0)	(3.2)
Rent and utilities	(0.2)	(0.4)
Legal and professional fees	(19.6-)	(45.8)
Total operating expenses	(23.1)	(60.0)

Other (expenses)
Loss on disposal of assets	(0.4)	-
Note interest	(0.5)	(1.1)
Total other (expenses)	(0.8)	(1.1)

Loss before income taxes	(24.0)	(61.1)

Provision for income taxes	-	-

Net loss from Continuing Operations	(24.0)	(61.1)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(68.6)	(38.9)
Loss on disposal of discontinued assets, net of taxes	(7.5)	-
Loss from Discontinued Operations	(76.0)	(38.9)

Net loss	(100.0)	(100.00)
Less: Net loss attributable to noncontrolling interest	(37.4)	(18.2)
Net loss attributable to Elite Energies, Inc.	(62.6)%	(81.8)%

Note: Certain percentages may not sum to totals due to rounding.

For an understanding of the significant factors that influenced our performance during the six months ended September 30, 2012 and 2011, the following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements presented in this report.

Payroll expenses: The payroll expenses were $8,204 for the six months ended September 30, 2012 and $15,312 for the same period ended September 30, 2011, representing a decrease of $7,108 or 46.4%. The decrease was primarily due to less hiring during the second quarter of the current fiscal year.  During the six months ended September 30, 2012, excluding our partially owned subsidiary QGBS, we had an average of 2 part-time employees.

General and administrative expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $3,593 for the six months ended September 30, 2012, compared to $4,618 in the same period ended September 30, 2011, representing a decrease of $1,025 or 22.2%, which was primarily due to the fact that the Company had implemented procedures to reducing its operating costs in the six months ended September 30, 2012, which were not in place during the same period ended September 30, 2011.

Rent and utilities: The rent and utilities were $600 for the six months ended September 30, 2012, compared to $600 in the same period ended September 30, 2011. Currently we rent a corporate business office in Sunnyvale, California.

Legal and professional fees: The legal and professional fees were $67,671 for the six months ended September 30, 2012 and $65,787 for the six months ended September 30, 2011, representing an increase of $1,884 or 2.9%.  The increase was primarily attributable to a slight increase in charge rates by the outside professionals for the six months ended September 30, 2012 as compared to the same period ended September 30, 2011.

Discontinued Operations: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials, primarily hardwood floors, to the customers through our 50.52% owned subsidiary QGBS, which the business was discontinued from July 2012. For the six months ended September 30, 2012, we generated $391,275 in revenue, representing a decrease of $139,326, or 26.3%, compared to the revenue of $530,601 during the same period ended on September 30, 2011.   The decrease of our revenue was attributable to lower demand for our products as well as the discontinuation of the QGBS operations during the second quarter of the current fiscal year. Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $502,671 for the six months ended September 30, 2012, compared to $425,965 for the six months ended September 30, 2011, representing an increase of $76,706 or 18.0%. The increase of cost of revenue is primarily due to the provision of inventory obsolescence of $165,278 recorded and higher purchase costs during the second quarter of the current fiscal year as compared to the same period ended September 30, 2011. The total operating expenses was $123,137 for the six months ended September 30, 2012, compared to $157,234 for the six months ended September 30, 2011, representing a decrease of $34,097 or 21.7%. The decrease of total operating expenses was primarily due to less hiring of full-time employees during the second quarter of the current fiscal year as compared to the same period ended September 30, 2011. QGBS had average 4 full-time employees during the six months ended September 30, 2012 while had average 5 full-time employees during the same period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $773,338 through September 30, 2012. As of September 30, 2012, the Company’s current assets were $33,267 and current liabilities were $83,068, and total cash was $32,994. The Company had cash used in operating activities for the six months ended September 30, 2012 of $12,463 and cash used in operating activities equal to $112,231 for the same six month period in 2011. The decrease was primarily a result of the decrease in inventory level. The Company had net cash provided by financial activities of $11,189 and $236,994 for the six months ended September 30, 2012 and 2011, respectively. The decrease was primarily due to lower proceeds from issuance of commons stock in July 2012 and August 2012, as compared to May 2011.

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

GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $346,116, used $12,463 of cash in operating activities during the six months ended September 30, 2012, and has an accumulated deficit of $773,338 at September 30, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 1A. Risk Factors

Not required because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July 2012 and August 2012, we issued 1,800,000 shares of our common stock to eight of the Directors of the Company for an aggregate purchase price of $54,000, under the terms of stock purchase agreements by and between the Company and each of the eight individual Directors.

The aforementioned shares of our common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of our common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individuals in connection with the offering.  The proceeds from the share issuance are to be used for working capital purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

There was no other information during the quarter ended September 30, 2012 that was not previously disclosed in our filings during that period.

Item 6. Exhibits.

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

**           Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ELITE ENERGIES, INC.

Date: November 19, 2012	By: /s/Spencer Luo
Spencer Luo
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 19, 2012	By: /s/Stephen Wan
Stephen Wan Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)