Form 10-Q
period 2012-12-31
Elite Energies, Inc.
filed 2013-02-19
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of February 14, 2013, there were 36,540,955 shares of common stock issued and outstanding.

Elite Energies, Inc.

FORM 10-Q

December 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2012	March 31, 2012
ASSETS
Current Assets
Cash	$13,986	$31,615
Prepaid expenses	273	523
Total Currents Assets	14,259	32,138
Property and Equipment, net	-	1,558
Assets of Discontinued Operations	37,096	516,410
Total Assets	$51,355	$550,106

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade payables -
Others	$28,688	$7,502
Related parties	14,760	240
Accrued expenses -
Interest	175	963
Others	1,800	350
Directors' loans	35,000	35,000
Loan from unrelated party	10,000	10,000
Total Current Liabilities	90,423	54,055
Liabilities of Discontinued Operations	46,381	192,629
Total Liabilities	136,804	246,684

Commitments

Stockholders' Equity
Common stock, authorized 50,000,000 shares, par value $0.000001, 32,340,955 shares and 30,340,955 shares issued and outstanding on December 31, 2012 and March 31, 2012, respectively	32	30
Additional paid-in-capital	790,425	730,427
Accumulated deficit	(841,263)	(556,674)
Total Elite's Stockholders' Equity/(Deficit)	(50,806)	173,783
Noncontrolling Interest	(34,643)	129,639
Total Stockholders' Equity/(Deficit)	(85,449)	303,422
Total Liabilities and Stockholders' Equity/(Deficit)	$51,355	$550,106

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Revenues-
Trade, net of returns	$-	$-	$-	$-

Operating expenses
Payroll expenses	1,949	9,203	10,153	24,515
General and administrative	5,952	2,184	9,545	6,802
Rent and utilities	300	300	900	900
Legal and professional fees	23,404	18,257	91,075	84,044
Total operating expenses	31,605	29,944	111,673	116,261

Other (expenses)
Loss on disposal of assets	-	-	(1,275)	-
Note interest	(758)	(775)	(2,333)	(2,350)
Total other (expenses)	(758)	(775)	(3,608)	(2,350)

Loss before income taxes	(32,363)	(30,719)	(115,281)	(118,611)

Provision for income taxes	-	-	-	-

Net loss from continuing operations	(32,363)	(30,719)	(115,281)	(118,611)

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	(70,392)	(26,547)	(307,740)	(82,443)
Loss on disposal of discontinued assets, net of taxes	-	-	(25,850)	-
Loss from discontinued operations	(70,392)	(26,547)	(333,590)	(82,443)

Net loss	(102,755)	(57,266)	(448,871)	(201,054)
Less: Net loss attributable to noncontrolling interest	(34,829)	(12,356)	(164,281)	(38,455)
Net loss attributable to Elite Energies, Inc.	$(67,926)	$(44,910)	$(284,590)	$(162,599)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
during the period - Basic and Diluted	32,245,303	30,340,955	31,292,228	29,919,137

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(448,871)	$(201,054)
Less: loss from discontinued operations, net of taxes	(333,590)	(82,443)
Net loss from continuing operations	(115,281)	(118,611)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	283	425
Loss on disposal of assets	1,275	-
Change in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	250	(545)
Increase/(Decrease) in trade payables	35,706	(8,311)
Increase/(Decrease) in accrued expenses	662	(12,676)
Net Cash (Used in) Operating Activities from Continuing Operations	(77,105)	(139,718)
Net Cash Provided by/(Used in) Operating Activities from Discontinued Operations	63,995	(50,169)
Net Cash (Used in) Operating Activities	(13,110)	(189,887)

Net Cash (Used in) Investing Activities from Continuing Operations	-	-
Net Cash Provided by/(Used in) Investing Activities from Discontinued Operations	5,000	(11,944)
Net Cash Provided by/(Used in) Investing Activities	5,000	(11,944)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	60,000	240,000
Net Cash Provided by Financing Activities from Continuing Operations	60,000	240,000
Net Cash (Used in) Financing Activities from Discontinued Operations	(62,811)	(4,579)
Net Cash Provided by/(Used in) Financing Activities	(2,811)	235,421

Net Increase/(Decrease) in Cash	(10,921)	33,590

Cash from Continuing Operations at Beginning of Period	31,615	21,185
Cash from Discontinued Operations at Beginning of Period	3,178	21,466
Cash at End of Period	23,872	76,241
Less Cash from Discontinued Operations at End of Period	9,886	15,974
Cash from Continuing Operations at End of Period	$13,986	$60,267

Supplemental cash flow information
Interest paid	$5,765	$12,171
Income taxes paid	$-	$-

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     SUMMARY OF ORGANIZATION

Elite Energies, Inc. (“ELITE”, the “Company”) is a Delaware Corporation and was formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.”. On December 17, 2008, Global ePlatform Technologies Inc. changed its name to Elite Energies, Inc. The Company, located in Sunnyvale, California, is a holding company which has subsidiaries that invest in renewable energies technology.

The Company has a wholly-owned subsidiary, Elite Renewable Energies Technology, Inc. (“ERET”), which was incorporated on January 29, 2009 under the laws of the State of California. ERET invests in and operates a subsidiary, Quality Green Building Supplies, Inc. (“QGBS”), a discontinued wholesale distribution company that is incorporated in California. QGBS was established in July 2009, and is operating as building materials wholesaler in the San Francisco Bay Area.   In July 2012, the Board of the Company decided to discontinue QGBS’s operation since QGBS did not meet the Company’s projected target of profitability during the past two years.

On June 7, 2011, the Company established a wholly-owned subsidiary, Elite Energies International Limited (“EEIL”), which was incorporated in Hong Kong. EEIL is established for the Company’s future Asia operations once the Company obtains more funding. Currently, EEIL has limited cash and no operations.

NOTE  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes in Basis of Presentation

The March 31, 2012 and the three months and nine months ended December 31, 2011 financial information has been revised so that the basis of presentation is consistent with that of the December 31, 2012 and the three months and nine months ended December 31, 2012 financial information. This revision reflects the financial condition and results of operations of QGBS as discontinued operations for all periods presented. For a summary of discontinued operations see Note 3.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related notes of the Company as of December 31, 2012 and for the three months and nine months ended December 31, 2012 and 2011, are unaudited. The unaudited interim condensed consolidated financial information has been prepared with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for the complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended March 31, 2012 contained in the Form 10-K filed by the Company with the SEC on June 29, 2012. The condensed consolidated balance sheet as of March 31, 2012 was derived from the Company’s audited financial statements for the year ended March 31, 2012. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three months and nine months ended December 31, 2012 and 2011, the results of cash flows of the Company for the nine months ended December 31, 2012 and 2011,  and the financial position of the Company as of December 31, 2012. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are reduced from the gross sales. During the three months and nine months ended December 31, 2012 and 2011, the total amounts of return of defective products were insignificant.

Under limited circumstances, the Company gives some customer sales discounts, rebate or other sales incentives on their first-time purchase in order to expand the customer base. The amounts of sales discounts, rebate or other sales incentives are determined at the time the sales occur and are stated in the sales agreements. These amounts are reduced from the gross sales and recorded on a net basis. During the three months and nine months ended December 31, 2012 and 2011, the total amount of sales discounts and sales incentive were insignificant.

Net Sales include services revenue generated through a variety of installation.  The total amount of service revenue during the three months and nine months ended December 31, 2012 and 2011were insignificant.

Cost of revenue includes actual cost of merchandise sold and services performed and the cost of transportation of merchandise from vendors to the Company’s location. Costs of revenue are recognized when they occur and matched against revenue.

The cost of handling and shipping merchandise from the Company’s location to the customer is classified as operating expenses.  The cost of handling and shipping merchandise to customers during the three months and nine months ended December 31, 2012 and 2011were insignificant.

Advertising expenses

The Company records advertising costs as incurred. During the three months and nine months ended December 31, 2012 and 2011, the total amounts of advertising expenses were insignificant.

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

As of December 31, 2012, the Company recorded $10,000 of allowance for doubtful accounts. At March 31, 2012, the Company did not record any allowance for doubtful accounts since most of the receivables at year-end were collected in the subsequent period.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. The Company recorded $33,743 and $199,021 provision for obsolete inventory for the three months and nine months ended December 31, 2012. The Company recorded an allowance of $70,437 for obsolete inventory and wrote off defective inventory totaling $36,747 as of March 31, 2012.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable approximate fair value as of December 31, 2012 and March 31, 2012, because of the relatively short maturity of these instruments.

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

NOTE 3.       DISCONTINUED THE OPERATIONS OF QUALITY GREEN BUILDING SUPPLIES

In early July 2012, the Board of the Company decided to discontinue QGBS’s operation since QGBS did not meet the Company’s projected targeted profitability during the past two years. All assets in QGBS are stated at net realizable value as of December 31, 2012. QGBS sold certain equipment to a related company that was owned by Stockholder C of QGBS for $5,000 and recorded a loss of $945 on this asset disposal in August 2012. Also, QGBS disposed other property and equipments and recorded a loss of $24,905 in September 2012.

The following table summarizes the assets and liabilities of the discontinued operations, excluding intercompany balances eliminated in consolidation, at December 31, 2012 and March 31, 2012, respectively:

	December 31, 2012	March 31, 2012
Assets of Discontinued Operations
Cash	$9,886	$3,178
Trade receivables -
Others, net	9,328	57,843
Related parties	11,882	6,441
Inventory	6,000	360,660
Prepaid expenses	-	285
Deposit	-	51,809
Property, plant and equipment	-	36,194

Total Assets of Discontinued Operations	$37,096	$516,410

Liabilities of Discontinued Operations
Trade payables -
Others	$3,307	$71,254
Related parties	19,915	31,490
Accrued expenses -
Interest	3,000	2,233
Other	159	4,261
Obligations under capital leases	-	3,391
Stockholder loans to subsidiary	20,000	80,000

Total Liabilities of Discontinued Operations	$46,381	$192,629

Financial data for the discontinued operations of QGBS for the three and nine months ended December 31, 2012 and 2011 are  as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Revenue	$14,105	$253,203	$405,380	$783,804
Cost of revenue	(43,321)	(203,185)	(545,992)	(629,150)
Gross profit/(loss)	(29,216)	50,018	(140,612)	154,654
(Loss) from operations of discontinued operations	(70,392)	(26,547)	(307,740)	(82,443)
(Loss) on disposal of discontinued assets	-	-	(25,850)	-
Net (loss) from discontinued operations	(70,392)	(26,547)	(333,590)	(82,443)
Net (loss) attributable to noncontrolling interest	(34,829)	(12,356)	(164,281)	(38,455)
Net (loss) attributable to the Company	$(35,563)	$(14,191)	$(169,309)	$(43,988)

Per share information attributable to the Company
Basic and diluted net (loss) per common shares	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Average common shares outstanding - basic and diluted	32,245,303	30,340,955	31,292,228	29,919,137

NOTE 4.     PROPERTY AND EQUIPMENT

At December 31, 2012 and March 31, 2012 property and equipment is as follows:

	December 31, 2012	March 31, 2012
Leasehold Improvements	$-	$2,832
Less: accumulated depreciation	-	(1,274)
Property and equipment, net	$-	$1,558

Depreciation expense for the three months ended December 31, 2012 and 2011 was $-0- and $142, respectively. Depreciation expense for the nine months ended December 31, 2012 and 2011 was $283 and $425, respectively.

In September 2012, ERET disposed the leasehold improvement as the lease was not renewed and recorded a loss of $1,275.

NOTE 5.     LOANS

As of March 31, 2012, seven Directors of the Company loaned ELITE the amount of $5,000 each, totaling $35,000. Each of the loans from these seven Directors was at a simple annual interest rate of 7% and due one year from the date of the loan, which was due in December 2012. The Company paid $350 interest to each of these seven Directors in December 2012. Further, each of the above loans from the seven Directors was renewed in December 2012 for one additional year from the maturity date with the same terms.

As of March 31, 2012, an unrelated individual loaned ELITE the amount of $10,000 with a simple annual interest rate of 7%. The principal and interest was due on December 27, 2012. The Company paid $700 interest to this individual in December 2012. Further, the individual agreed to extend the due date of the principal to December 27, 2013 with the same term.

The Company recorded $758 and $775 of interest expenses on the above loans to ELITE during the three months ended December 31, 2012 and 2011, respectively. The Company recorded $2,333 and $2,350 of interest expenses on the above loans to ELITE during the nine months ended December 31, 2012 and 2011, respectively.

On December 31, 2012 and March 31, 2012, accrued interests are as follows:

	December 31, 2012	March 31, 2012
Accrued interests
Directors’ loans	$175	$788
Loan from unrelated party	0	175
Total	$175	$963

As of March 31, 2012, three of the stockholders of QGBS: Stockholder A, Stockholder B and Stockholder C, loaned QGBS $30,000, $35,000 and $15,000, respectively, to support its operations and expansion. The terms of all these loans totaling $80,000 are at an annual interest rate of 8% and due on demand.  In April, October  and December 2012, QGBS paid off totaling $30,000 principal balance and $1,700 interest to Stockholder A.  In April 2012, QGBS paid $800 interest payment to Stockholder B. In September 2012, QGBS paid $15,000 of the $35,000 principal balance to Stockholder B and paid off principal balance to Stockholder C.

NOTE 6.     COMMITMENTS

Operating Leases

Rent expense for ELITE and ERET was $300 and $300 during the three months ended December 31, 2012 and 2011, respectively. Rent expense for ELITE and ERET was $900 and $900 during the nine months ended December 31, 2012 and 2011, respectively.

QGBS leases a warehouse for its green building materials operations under non-cancellable operating leases, which expired on October 31, 2012. Certain of the leases require payments for additional expenses such as maintenance and utilities. During November 2012 and December 2012, QGBS leased a warehouse from an entity that is wholly-owned by a Director to temporarily store its inventories on a month-to-month basis.

Capital Leases

QGBS leased a forklift under capital leases. QGBS sold this forklift to a related company on August 2012. The following is an analysis of the leased property under capital leases at December 31, 2012 and March 31, 2012.

	December 31, 2012	March 31, 2012
Forklift	$-	$17,800
Less accumulated depreciation	-	(12,887)
Forklift, net	$-	$4,913

NOTE 7.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, for the three and nine months ended December 31, 2012 and 2011, there were no diluted shares outstanding.

	Three Months Ended December 31,
	2012	2011
Numerator:
Net loss	$(102,755)	$(57,266)
Less: Net loss allocated to noncontrolling interest	(34,829)	(12,356)
Net loss attributable to the Company common stockholders—basic	$(67,926)	$(44,910)
Denominator:
Weighted average common shares	32,245,303	30,340,955
Net loss attributable to the Company common stockholders per share—basic	$(0.00)	$(0.00)

	Nine Months Ended December 31,
	2012	2011
Numerator:
Net loss	$(448,871)	$(201,054)
Less: Net loss allocated to noncontrolling interest	(164,281)	(38,455)
Net loss attributable to the Company common stockholders—basic	$(284,590)	$(162,599)
Denominator:
Weighted average common shares	31,292,228	29,919,137
Net loss attributable to the Company common stockholders per share—basic	$(0.01)	$(0.01)

NOTE 8.     STOCKHOLDERS’ EQUITY

In July, August and November 2012, eight of the Company’s Directors paid the total of $60,000 cash to purchase 2,000,000 shares of Elite at $0.03 per share.

NOTE 9.     RELATED PARTY TRANSACTIONS

The Company’s revenue was generated through QGBS, which was discontinued  in July 2012. As such, all the sales disclosed in this note were from discontinued operations.

The Company had sales of $118,279 to an entity that is wholly-owned by a shareholder of the Company during the nine months ended December 31, 2012 and had sales of $28,510 to this entity during the nine months ended December 31, 2011.  The Company had purchases of $1,210 from this entity during the nine months ended December 31, 2012. The Company sold property and equipment to this entity for $5,000 on August 2012. The Company had a receivable of $7,157 from the same entity on December 31, 2012. The Company also had a receivable of $1,360 and a payable of $23,823 to the same entity on March 31, 2012.

The Company also had sales of $4,540 to an entity which is 95% owned by a Director of the Company during the nine months ended December 31, 2012 and had sales of $13,105 to the same entity during the nine months ended December 31, 2011. The Company had a receivable of $3,850 and $3,628 from the same entity on December 31, 2012 and March 31, 2012, respectively.

The Company had purchases of $50,517 from and sales of $875 to an entity that is wholly-owned by the wife of a Director of the Company during the nine months ended December 31, 2012. The Company also had purchases of $33,364 from and sales of $5,054 to the same entity during the nine months ended December 31, 2011. The Company had a receivable of $875 from the same entity on December 31, 2012 and had a payable of $6,989 to the same entity on March 31, 2012.

The Company had payables of $19,660 to an entity wholly-owned by an officer of the Company on December 31, 2012 for accounting services rendered and recorded $25,170 of professional service expenses during the nine months ended December 31, 2012. The Company recorded $20,035 of accounting services expenses during the nine months ended December 31, 2011. The Company also had payables of $500 to this same entity on March 31, 2012. Further, the Company recorded $988 and $1,482 of professional service expenses related to compliance fillings during the nine months ended December 31, 2012 and 2011, respectively. The Company also had payable of $418 to this same entity on March 31, 2012.

The Company had sales of $6,443 and $13,152 to an entity wholly-owned by a Director during the nine months ended December 31, 2012 and 2011, respectively. This entity performed warehouse repairs, inventory movements and provided temporary warehouse location for the Company, totaling of $18,052, during the nine months ended December 31, 2012.  The Company had payable of $15,015 to this entity as of December 31, 2012.   The Company also had a receivable of $1,454 from this entity as of March 31, 2012.

The Company had purchases of $549 from an entity majority-owned by a Director of the Company during the nine months ended December 31, 2011.

As discussed in Note 5, prior to March 31, 2012, QGBS entered into promissory notes agreements with three of its stockholders totaling $80,000. Principal and/or interest payments were paid to these stockholders totaling $62,500 and $8,333 during the nine months ended December 31, 2012 and 2011, respectively.

As discussed in Note 5, prior to March 31, 2012, the Company entered into promissory note agreements with seven of its Directors in the amount of $5,000 each, totaling $35,000. In December 2012, the due dates of these note agreements were extended to December 2013.

NOTE 10.    GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $448,871, used $13,110 of cash in operating activities during the nine months ended December 31, 2012, and has an accumulated deficit of $841,263 at December 31, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital and implement its business plan will provide the opportunity for the Company to continue as a going concern.

NOTE 11.    SUBSEQUENT EVENTS

In January 2013, seven of the Company’s Directors paid the total of $84,000 cash to purchase 4,200,000 shares of Elite at $0.02 per share.

In February 2013, the $45,000 note agreements were extended to due on December 2014.

On January 15, 2013, our board of directors unanimously declared the advisability of, and recommended that the stockholders adopt a reverse stock split of 1:10 of our common stock, and directed its submission to the vote of our stockholders. As of January 31, 2013, the holders of a majority of the voting rights represented by our outstanding shares of stock entitled to vote thereon executed a written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware (the “DGCL”) approving and adopting the reverse stock split. On February 12, 2013, we filed a Definitive Schedule 14C Information Statement with the Securities and Exchange Commission regarding the reverse split.  We expect the reverse split to be effective in early March 2013.

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

Business Overview

Elite Energies, Inc. is a Delaware holding company (“we”, “us”, or the “Company”), that, through our wholly owned California subsidiary corporation, Elite Renewable Energies Technology, Inc. (“ERET”), has invested into energy-saving products such as LED (light emitting diode) lightings and also environmentally friendly building materials. However, the market and demand for LED products in general are volatile and the profit margin in selling LED lightings is declining; moreover, the demand for LED lightings is shifting to other kind of lightings, such as incident lighting.  We have discontinued the operation of Quality Green Building Supplies Inc. (“QGBS”), one of our subsidiaries in building materials operation because QGBS failed to meet the Company’s projected target of profitability for the past two consecutive years.

ERET, through its Hong Kong subsidiaries, Elite Energies International Limited (“EEIL”), is working on a Memorandum of Intent (“MOI”) to secure a license of re-selling industrial gas in the Hunan Province of People’s Republic of China (“PRC”).

The Company’s management is familiar with industrial gas business model since our Chairwoman Ms. Liu has been in the industrial gas business industry for over 20 years. Ms. Liu will assist the Company in exploring how Elite Energies, Inc can benefit from the potential opportunities presented in the industrial gas business industry in the long run.

Business Plan

We are currently doing or over the next fiscal year we intend to do the following:

1.
To negotiate with XuHui QiTi (Gas) to secure the license to re-sell their industrial gas products. We work on to sign a licensing agreement with ChenZhou XuHui QiTi, a unit of XuHuiQiTi (Gas), an industry gas manufacturing company located in Chen Zhou, Hunan (“XuHui”), for selling and operating gas trading in Hunan Province.

2.
Within the next 90 days, EEIL is pursuing  to have our industrial gas business operation to be awarded with the Closer Economic Partnership Agreement (“CEPA”) status in Hong Kong. CEPA is an agreement signed between People Republic of China and Hong Kong SAR government to allow companies registered in Hong Kong with qualifying products and services  to enjoy preferential access, tax benefits to mainland China market. By obtaining the CEPA status, EEIL shall  deem to have gained a valuable tool on hand to increase our business efficiency and profit potential in PRC.

3.
For our long term strategy, Elite Energies is continuing to seek opportunities to venture with other  technology companies in the US and or abroad to successfully lunch a product that will be the cornerstone of our future.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

We believe the percentage relationship between total net loss and major categories in the Condensed Consolidated Statements of Operations presented below are important in evaluating the performance of our business operations.

	% of Net Loss
	Three Months Ended December 31,
	2012	2011
Revenues-
Trade, net of returns	-%	-%

Operating expenses
Payroll expenses	(1.9)	(16.1)
General and administrative	(5.8)	(3.8)
Rent and utilities	(0.3)	(0.5)
Legal and professional fees	(22.8)	(31.9)
Total operating expenses	(30.8)	(52.3)

Other (expenses)
Loss on disposal of assets	-	-
Note interest	(0.7)	(1.4)
Total other (expenses)	(0.7)	(1.4)

Loss before income taxes	(31.5)	(53.6)

Provision for income taxes	-	-

Net loss from Continuing Operations	(31.5)	(53.6)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(68.5)	(46.4)
Loss on disposal of discontinued assets, net of taxes	-	-
Loss from Discontinued Operations	(68.5)	(46.4)

Net loss	(100.0)	(100.0)
Less: Net loss attributable to noncontrolling interest	(33.9)	(21.6)
Net loss attributable to Elite Energies, Inc.	(66.1)%	(78.4)%

Note: Certain percentages may not sum to totals due to rounding.

For an understanding of the significant factors that influenced our performance during the three months ended December 31, 2012 and 2011, the following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements presented in this report.

Payroll expenses: The payroll expenses were $1,949 for the three months ended December 31, 2012 and $9,203 for the same period ended December 31, 2011, representing a decrease of $7,254 or 78.8%. The decrease was primarily due to less hiring during the three months ended December 31, 2012.  During the three months ended December 31, 2012, excluding our partially owned subsidiary QGBS, we had 1 part-time employee.

General and administrative expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $5,952 for the three months ended December 31, 2012, compared to $2,184 in the same period ended December 31, 2011, representing an increase of $3,768 or 172.5%, which was primarily due to certain general expenses we incurred during the three months ended December 31, 2012 which we did not incur during the same period ended December 31, 2011.

Rent and utilities: The rent and utilities were $300 for the three months ended December 31, 2012, compared to $300 in the same period ended December 31, 2011. Currently we rent a corporate business office in Sunnyvale, California.

Legal and professional fees: The legal and professional fees were $23,404 for the three months ended December 31, 2012 and $18,257 for the three months ended December 31, 2011, representing an increase of $5,147 or 28.2%.  The increase was primarily attributable to a slight increase in charge rates by the outside professionals for the three months ended December 31, 2012 as compared to the same period ended December 31, 2011.

Discontinued Operations: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials, primarily hardwood floors, to the customers through our 50.52% owned subsidiary QGBS, which was discontinued in July 2012. For the three months ended December 31, 2012, we generated $14,105 in revenue, representing a decrease of $239,098, or 94.4%, compared to the revenue of $253,203 during the same period ended on December 31, 2011.   The decrease of our revenue was attributable to the lower demand of our products as well as the discontinuance of the QGBS’s operations during the three months ended December 31, 2012. Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $43,321 for the three months ended December 31, 2012, compared to $203,185 for the three months ended December 31, 2011, representing a decrease of $159,864 or 78.7%. The decrease of cost of revenue is primarily due to the provision of inventory obsolescence of $33,743 recorded ended December 31, 2012 as compared to the same period ended December 31, 2011. The total operating expenses was $41,176 for the three months ended December 31, 2012, compared to $76,565 for the three months ended December 31, 2011, representing a decrease of $35,389 or 46.2%. The decrease of total operating expenses was primarily due to the less hiring full-time employees during the three months ended December 31, 2012 as compared to the same period ended December 31, 2011. QGBS had 3 part-time employees during the three months ended December 31, 2012 while had 5 full-time employees during the same period ended December 31, 2011.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011

We believe the percentage relationship between total net loss and major categories in the Condensed Consolidated Statements of Operations presented below are important in evaluating the performance of our business operations.

	% of Net Loss
	Nine Months Ended December 31,
	2012	2011
Revenues-
Trade, net of returns	-%	-%

Operating expenses
Payroll expenses	(2.3)	(12.2)
General and administrative	(2.1)	(3.4)
Rent and utilities	(0.2)	(0.4)
Legal and professional fees	(20.3)	(41.8)
Total operating expenses	(24.9)	(57.8)

Other (expenses)
Loss on disposal of assets	(0.3)	-
Note interest	(0.5)	(1.2)
Total other (expenses)	(0.8)	(1.2)

Loss before income taxes	(25.7)	(59.0)

Provision for income taxes	-	-

Net loss from Continuing Operations	(25.7)	(59.0)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(68.6)	(41.0)
Loss on disposal of discontinued assets, net of taxes	(5.8)	-
Loss from Discontinued Operations	(74.3)	(41.0)

Net loss	(100.0)	(100.0)
Less: Net loss attributable to noncontrolling interest	(36.6)	(19.1)
Net loss attributable to Elite Energies, Inc.	(63.4)%	(80.9)%

Note: Certain percentages may not sum to totals due to rounding.

For an understanding of the significant factors that influenced our performance during the nine months ended December 31, 2012 and 2011, the following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements presented in this report.

Payroll expenses: The payroll expenses were $10,153 for the nine months ended December 31, 2012 and $24,515 for the same period ended December 31, 2011, representing a decrease of $14,362 or 58.6%. The decrease was primarily due to less hiring during current fiscal year.  During the nine months ended December 31, 2012, excluding our partially owned subsidiary QGBS, we had  1 part-time employee since the second quarter of the current fiscal year.

General and administrative expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $9,545 for the nine months ended December 31, 2012, compared to $6,802 in the same period ended December 31, 2011, representing an increase of $2,743 or 40.3%, which was primarily due to certain general expenses we incurred during the nine months ended December 31, 2012.

Rent and utilities: The rent and utilities were $900 for the nine months ended December 31, 2012, compared to $900 in the same period ended December 31, 2011. Currently we rent a corporate business office in Sunnyvale, California.

Legal and professional fees: The legal and professional fees were $91,075 for the nine months ended December 31, 2012 and $84,044 for the nine months ended December 31, 2011, representing an increase of $7,031 or 8.4%.  The increase was primarily attributable to a slight increase in charge rates by the outside professionals for the nine months ended December 31, 2012 as compared to the same period ended December 31, 2011.

Discontinued Operations: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials, primarily hardwood floors, to the customers through our 50.52% owned subsidiary QGBS, which the business was discontinued from July 2012. For the nine months ended December 31, 2012, we generated $405,380 in revenue, representing a decrease of $378,424, or 48.3%, compared to the revenue of $783,804 during the same period ended on December 31, 2011.   The decrease of our revenue was attributable to lower demand for our products as well as the discontinuance of the QGBS operations during the second quarter of the current fiscal year. Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $545,992 for the nine months ended December 31, 2012, compared to $629,150 for the nine months ended December 31, 2011, representing a decrease of $83,158 or 13.2%. The decrease of cost of revenue was due to the decrease of the revenue. Further, QGBS recorded $199,021 of the provision of inventory obsolescence during the second and third quarter of the current fiscal year and $-0- as compared to the same period ended December 31, 2011. The total operating expenses was $167,128 for the nine months ended December 31, 2012, compared to $237,097 for the nine months ended December 31, 2011, representing a decrease of $69,969 or 29.5%. The decrease of total operating expenses was primarily due to less hiring of full-time employees since the second quarter of the current fiscal year as compared to the same period ended December 31, 2011. QGBS hired 3 part-time employees from July 2012 to October 2012, and hired no employees thereafter compared to an average 5 full-time employees during the same period ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $841,263 through December 31, 2012. As of December 31, 2012, the Company’s current assets were $14,259 and current liabilities were $90,423, and total cash was $13,986. The Company had cash used in operating activities for the nine months ended December 31, 2012 of $13,110 and cash used in operating activities equal to $189,887 for the same nine month period in 2011. The decrease was primarily a result of the decrease in inventory level. The Company had net cash of $2,811 used in financial activities and of $235,421 provided by financial activities for the nine months ended December 31, 2012 and 2011, respectively. The decrease was primarily due to lower proceeds from issuance of commons stock in July, August and November 2012, as compared to May 2011.

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

GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $448,871, used $13,110 of cash in operating activities during the nine months ended December 31, 2012, and has an accumulated deficit of $841,263 at December 31, 2012.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SUBSEQUENT EVENT

On January 15, 2013, our board of directors unanimously declared the advisability of, and recommended that the stockholders adopt a reverse stock split of 1:10 of our common stock, and directed its submission to the vote of our stockholders. As of January 31, 2013, the holders of a majority of the voting rights represented by our outstanding shares of stock entitled to vote thereon executed a written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware (the “DGCL”) approving and adopting the reverse stock split. On February 12, 2013, we filed a Definitive Schedule 14C Information Statement with the Securities and Exchange Commission regarding the reverse split.  We expect the reverse split to be effective in early March 2013.

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

In November 2012, we issued 200,000 shares of our common stock to a director of the Company for a purchase price of $6,000.

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

There was no other information during the quarter ended December 31, 2012 that was not previously disclosed in our filings during that period.

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

ELITE ENERGIES, INC.

Date: February 19, 2013	By: /s/Spencer Luo
Spencer Luo
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: February 19, 2013	By: /s/Stephen Wan
Stephen Wan Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)