Form 10-K
period 2013-03-31
Elite Energies, Inc.
filed 2013-08-16
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

As of July 31, 2013, the registrant had 36,790,955 shares of its common stock issued.

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

We currently operate two types of businesses, one is energy saving related products and the other one is green building material retail and wholesale distribution. The energy saving operation is investing in efficient energy, such as light-emitting diodes (LED) lights. The other one is distributing environmentally friendly building materials.

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

In August 2009, ERET invested in Quality Green Building Supplies, Inc. (“QGBS”), a California Corporation. QGBS was established on July 2009, and is operating as a green building materials wholesaler in the San Francisco Bay Area.  ERET paid $330,000 to acquire 50.52% of QGBS.  The financial statements of QGBS are included in the consolidated financial statements because of the Company’s majority ownership (50.52%) and control over QGBS.

As a building material wholesaler, QGBS selected the manufacturers with high quality, reliable and price sensible products. Since July 2012, we have discontinued the operation of QGBS because QGBS failed to meet the Company’s projected target of profitability for the past two consecutive years. However, we still maintain 50.52% ownership and control over QGBS and are looking for future opportunities.

On June 7, 2011, the Company established a wholly-owned Hong Kong subsidiary, Elite Energies International Limited (“EEIL”), to operate and manage all the Company’s potential business activities in Hong Kong and China market. The HK operation is going to prepare to work with strategic partners that will be beneficial to the Company. After the incorporation of EEIL, we have no operation for EEIL in Hong Kong.

Market Opportunities

We are looking for other opportunities in the high tech products, such as electric vehicles, and industry gas business, such as for wielding services, in China.

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

Employees

As of the date hereof, we have no employees.

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

Risks Related to Our Business

ALTHOUGH WE HAVE INCORPORATED SINCE 2008, OUR OPERATION HAS NOT ABLE TO GENERATE SUBSTANTIAL REVENUE FOR THE COMPANY. WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BECOME PROFITABLE.

At March 31, 2013, we had $57,832 cash on-hand and our stockholder’s deficit was ($52,974) and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future, and we may not achieve profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect negative cash flow for the foreseeable future as we incur operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

WE HAVE NOT COMMENCED SUFFICIENT REVENUE SINCE OUR INCEPTION AND FACE MANY OF THE RISKS AND DIFFICULTIES FREQUENTLY ENCOUNTERED IN NEW AND RAPIDLY EVOLVING MARKET.

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

WE CURRENTLY DO NOT HAVE CONTRACTS WITH ANY OF OUR SUPPLIERS AND CUSTOMERS. ALTHOUGH WE MAINTAIN A GOOD RELATIONSHIP WITH THEM, THERE IS NO ASSURANCE THAT OUR SUPPLIERS WILL CONTINUE TO PROVIDE US THE PRODUCTS OR THE CUSTOMERS WILL CONTINUE TO PURCHASE GOODS FROM US, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

Since we have closed out the building material wholesale and retail operation, we will not place any purchase orders through those building material suppliers that we have either from PRC and or US. Regarding our LED light business, we have not focused on this area for the last 12 months. However, we might look into this product line for the following months.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

After our Annual Shareholders meeting that was held on December 20, 2012, a few of our directors were either resigned and or not being elected, Mr. George Ma, Mr. Tony Lee and Mr. Justin Luo were resigned from the Board while Ms. Lampo Joanna Cheung and Mr. Chung Tung Lim were not being elected. We have reduced the number of the Board members from 10 to 5 members only. We consider our current directors and officers to be essential to the success of the business. None of these individuals are currently subject to a written employment agreement and we do not maintain key life insurance on them.  Although they have not indicated any intention of leaving us, the loss of any one of these individuals for any reason could have a very negative impact on our ability to fulfill our business plan as each officer has specific product and industry knowledge that would be difficult to replicate.

THE CONTINUED DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS WILL REQUIRE A COMMITMENT OF SUBSTANTIAL FUNDS.

Our capital requirements will depend on many factors, including but not limited to, the costs and timing of our development and set-up of  potential joint venture activities, the success of our development efforts, the costs and timing of launching of new products and ongoing marketing activities. The extent to which our existing and new products will gain market acceptance will be based upon our ability to maintain existing collaborative relationships and enter into new collaborative relationships, competing product developments. Progress of our commercialization efforts and the commercialization efforts of our competitors, costs involved in acquiring, prosecuting, maintaining, enforcing and defending intellectual property claims, developments related to regulatory issues, and other factors, require substantial funds.  We estimate that it will require a substantial investment to launch additional products with significant marketing efforts in our target market and to implement our business plan.

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

THE COMPANY IS SUBJECT TO THE 15(D) REPORTING REQUIREMENTS UNDER THE SECURITIES EXCHANGE ACT OF 1934 WHICH DOES NOT REQUIRE A COMPANY TO FILE ALL THE SAME REPORTS AND INFORMATION AS A FULLY REPORTING COMPANY.

The Company is subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. The Company is required to file the necessary reports in the fiscal year that the registration statement is declared effective. After that fiscal year and provided the Company has less than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the Company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our Company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

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

Risks Related to Our Common Stock

THERE HAS BEEN LIMITED OR NO TRADING OF OUR COMMON STOCK ON THE OTCBB. DUE TO THE LIMITED TRADING OF OUR COMMON STOCK, YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN THE OPEN MARKET

There has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. However, our shares may never be traded on the OTCBB, or, if traded, a public market may not materialize.  If a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment. There can be no assurances as to whether:

(i) any market for our shares will develop;
(ii) the prices at which our common stock will trade; or
(iii) the extent to which investor interest in us will lead to the development of an active, liquid trading market.

Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.  In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH IS SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON STOCK, INVESTORS SEEKING DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock.

IF WE ISSUE ADDITIONAL SHARES IN THE FUTURE, IT WILL RESULT IN THE DILUTION OF OUR EXISTING SHAREHOLDERS.

Our certificate of incorporation authorizes the issuance of up to 1,000,000,000 shares of common stock par value of $0.000001 and 1,000,000,000 shares of preferred stock par value $0.000001 per share.  Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

THE ABILITY OF OUR OFFICERS AND MAJORITY SHAREHOLDERS TO CONTROL OUR BUSINESS MAY LIMIT OR ELIMINATE MINORITY SHAREHOLDERS’ ABILITY TO INFLUENCE CORPORATE AFFAIRS.

Currently, members of our board of directors and certain executive officers beneficially own in the aggregate 46.3% of our outstanding common stock. Because of this level of beneficial stock ownership, these shareholders will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of such shareholders may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our principal shareholders. This level of control may also have an adverse impact on the market value of our shares because these stockholders may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

TO CONTINUE TO HAVE OUR SHARES QUOTED ON THE OVER-THE-COUNTER BULLETIN BOARD, WE WILL BE REQUIRED TO REMAIN CURRENT IN OUR FILINGS WITH THE SEC.  IF WE ARE NOT CURRENT IN OUR SEC FILINGS, OUR SECURITIES WILL NOT BE ELIGIBLE FOR QUOTATION ON THE OTCBB, AND YOU WILL BE UNABLE TO SELL YOUR SHARES INTO THE OPEN MARKET.

To continue to have our shares quoted on the OTCBB, we will be required to remain current in our filings with the SEC in order for shares of our common stock to remain eligible for quotation on the OTCBB. In the event that we become delinquent in our required quarterly and annual filings with the SEC, quotation of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

ITEM 2.   PROPERTIES

Our business office is located at 848 Stewart Dr., Suite 101, Sunnyvale, California, 94085. The office is about 250 square feet and we pay rent of $100 per month to occupy this location. We have moved out of our San Leandro warehouse since QGBS closed its operation on October 31, 2012. We have no other properties and at this time have no intention to acquire any properties.

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

Holders of Our Common Stock

As of the date of this report, in accordance with our transfer agent records, we had 58 shareholders holding 36,790,965 shares of our common stock.

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

Business Overview

Elite Energies, Inc. is a Delaware holding company (“we”, “us”, or the “Company”).  Through our wholly owned California subsidiary, Elite Renewable Energies Technology, Inc. (“ERET”), we have invested into energy saving products such as LED (light emitting diode) lighting and environmentally friendly building materials for the last few years.  However, the market and demand for LED products in general are volatile and the profit margin in selling LED lighting is declining. Therefore, we have made a decision to shift our focus on LED to other energy related businesses, such as industry gas and recently, the electric vehicle (EV) business.

We made the business decision in July 2012 to discontinue the operation of Quality Green Building Supplies Inc. (“QGBS”), because QGBS failed to perform for two consecutive years.  At this time, QGBS is no longer in operation.

Our Hong Kong subsidiary, Elite Energies International Limited (“EEIL”), is actively looking for new opportunities for the Company to prosper.  We were trying to work out a plan to apply for a license for EEIL to sell industrial gas in the Hunan Province of People’s Republic of China and (“PRC”). After months of intensive effort, the plan has not yet materialized.  We are contemplating whether to changeover to another strategy and are planning to purchase an existing industry gas re-seller’s license to accomplish our goal of selling industrial gas in Hunan Province.

As stated previously, Mrs. Ai Huan Liu, our Chairwoman of the Board of Directors has been involved with the industrial gas business for more than 20 years.  Once we are successful in being a re-seller, we believe Mrs. Liu could lead the Company to do well in the industrial gas business.

On July 8, 2013, the Board welcomed Mr. Charles Lu, one of our shareholders to become Director of newly formed Business Development Division.  Mr. Lu’s first assignment will be to assist Mr. Spencer Luo, our CEO in developing our EV business.  Currently we are in touch with IDRF Electric Car Technology Co. Ltd. (www.idrf.cn) (“IDRF”); an electric car design firm with many years of car designing experience, IDRF is located at Zhuhai, Guangdong Province, PRC.

In mid July 2013, Mr. Spencer Luo traveled to Zhuhai for an initial meeting with the directors of IDRF. The outcome of this meeting was positive and both Mr. Luo and Mr. Lu are further studying the profitability of the EV business and the potential of working with IDRF in forming a joint venture. Mr. Charles Lu will keep on looking for other business opportunities that could enhance the value of the Company.

Plan of Operation

Over the next fiscal year we intend to do the following:

For the next 90 days, our priority is to raise funds and maintain sufficient resources to operate. It is important to pursue the industrial gas re-seller license in Hunan Province as this approach will enable the Company to penetrate the gas reselling industry in a shorter period of time. We are in negotiation with a few re-sellers in the gas production industry regarding the possibility of forming a joint venture in Chenzhou, Hunan Province. We expect to consummate an agreement with the proper re-sellers within the next 6 months. In order to pursue this project, we estimate that we will need to raise funds amounting to $300,000 within the next 3 months. The regulation on gas production industry is strictly controlled by the PRC Ministry of Machinery and Department of Science and Technology and Standards (MMDSTS). The re-sellers that we are attempting to negotiate with for this joint venture will have the necessary license and shall comply with the PRC MMDSTS regulations on gas production industry.  Our Chairwoman Mrs. Liu has many years  experience in the gas production industry.   As such, we believe we will be able to raise the proceeds necessary to continue our operations over the next 12 months.  There is no guarantee, however, that we will be successful in raising the full amount needed.

At the same time, Mr. Spencer Luo and Mr. Charles Lu are planning a  second visit to IDRF by the end of August. During their visit will try to establish a plan  for both the Company and IDRF to form a joint venture. We believe there is a great potential for growth in the electric car business in China and Worldwide.

We believe electric cars (EV) have a huge potential in China because of its air pollution problems caused by conventional vehicles.  However, the technology still needs to improve but getting involved at this stage with electric car development and manufacturing is in-line with Elite’s goal of investment into energy saving products.  The Board is pleased with the findings and approved the Business Development division to continue to explore and develop a complete time line to materialize and capture the opportunities so presented.

For the next 180 days, our HK subsidiary EEIL is still trying to apply to receive the Closer Economic Partnership Agreement (“CEPA”) status in Hong Kong.  CEPA is an agreement signed between People Republic of China and Hong Kong SAR government to allow companies registered in Hong Kong with qualifying products and services to enjoy preferential access, tax benefits to mainland China market.  By obtaining the CEPA status, EEIL shall deem to have gained a valuable tool on hand to increase our business efficiency and profit potential in PRC.

For our long term strategy, Elite Energies is continuing to seek opportunities to venture with the industrial gas and electric car business opportunities.  We believe these two latest projects shall be the turning point of our Company’s future growth path.

Result of Operations for the Year Ended March 31, 2013 Compared to the Year Ended March 31, 2012

We believe the percentage relationship between our net loss and major categories in the Consolidated Statements of Operations presented below are important in evaluating the performance of our business operations.

	% of Net Loss
	2013	2012

Revenues-
Trade, net of returns	-%	-%

Operating expenses
Payroll expenses	(2.4)	(9.0)
General and administrative	(2.1)	(2.3)
Rent and utilities	(0.2)	(0.3)
Legal and professional fees	(22.9)	(28.1)
Total operating expenses	(27.7)	(39.8)

Other (expenses)
Loss on assets disposal	(0.3)	-
Note interest	(0.6)	(0.9)
Total other (expenses)	(0.9)	(0.9)

Loss before income taxes	(28.6)	(40.7)

Provision for income taxes	-	-

Net loss from Continuing Operations	(28.6)	(40.7)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(66.1)	(59.3)
Loss on disposal of assets, net of taxes	(5.3)	-
Loss from Discontinued Operations	(71.4)	(59.3)

Net loss	(100.0)	(100.0)
Less: Net loss attributable to noncontrolling interest	(35.2)	(28.5)
Net loss attributable to Elite Energies, Inc.	(64.8)%	(71.5)%

Note: Certain percentages may not sum to totals due to rounding.

For an understanding of the significant factors that influenced our performance during the past two years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this report.

Payroll expenses: Payroll expenses were $11,845 for the year ended March 31, 2013 and $32,427 for the year ended March 31, 2012, representing a decrease of $20,582 or 63.5%. The decrease was primarily due to layoffs  during the current fiscal year.  During the year ended March 31, 2013, we had 1 part-time employee since the second quarter of the current fiscal year due to the closure of QGBS.

General and administrative expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $10,350 for the year ended March 31, 2013, compared to $8,222 in the year ended March 31, 2012, representing an increase of $2,128 or 25.9%, which was primarily due to travel expenses we incurred during the year ended March 31, 2013.

Rent and utilities: The rent and utilities were $1,200 for the year ended March 31, 2013, compared to $1,200 in the year ended March 31, 2012. Currently we rent a corporate business office in Sunnyvale, California.

Legal and professional fees: The legal and professional fees were $111,709 for the year ended March 31, 2013 and $100,768 for the year ended March 31, 2012, representing an increase of $10,941 or 10.9%.  The increase was primarily attributable to a slight increase in  rates charged by the outside professionals for the year ended March 31, 2013 as compared to theyear  ended March 31, 2012.

Discontinued Operations: Our revenue was mainly generated from the sales of fixtures and environmentally friendly building materials, primarily hardwood floors, to customers through our 50.52% owned subsidiary QGBS, which business was discontinued from July 2012. For the year ended March 31, 2013, we generated $414,864 in revenue, representing a decrease of $554,630, or 57.2%, compared to revenue of $969,494 during the same period ended on March 31, 2012.   The decrease of our revenue was attributable to lower demand for our products as well as the discontinuance of the QGBS operations during the second quarter of the current fiscal year. Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $552,694 for the year ended March 31, 2013, compared to $864,533 for the year ended March 31, 2012, representing a decrease of $311,839 or 36.1%. The decrease of cost of revenue was due to the decrease of the revenue. Further, QGBS recorded provision for inventory obsolescence of $199,021 during the second and third quarter of the current fiscal year as compared to $70,437 for the year ended March 31, 2012. Total operating expenses were $211,142 for the year ended March 31, 2013, compared to $317,712 for the year ended March 31, 2012, representing a decrease of $106,570 or 33.5%. The decrease of total operating expenses was primarily due to less hiring of full-time employees since the second quarter of the current fiscal year as compared to the year ended March 31, 2012. QGBS hired 3 part-time employees from July 2012 to October 2012, and hired no employees thereafter compared to an average 5 full-time employees during the year ended March 31, 2012. Further, QGBS only recorded nine months of warehouse rents during the year ended March 31, 2013 while it recorded 12 months of warehouse rents during the year ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $873,159 through March 31, 2013. We have financed our operations primarily through the sale of common stock and proceeds from shareholders’ loans to our subsidiary. As of March 31, 2013, the Company’s current assets were $51,194 and current liabilities were $104,273, and total cash was $51,150. A summary of cash flows from both continuing and discontinued operations for the years ended March 31, 2013 and 2012 follows:

	2013	2012
Net cash (used in) operating activities	$(57,832)	$(239,715)
Net cash provided by (used in) investing activities	5,000	(11,944)
Net cash provided by financing activities	69,189	243,801
Net increase/(decrease) in cash	16,357	(7,858)
Cash, Beginning of Year	34,793	42,651
Cash, Ending of Year	$51,150	$34,793

The Company used cash in operating activities for the year ended March 31, 2013 of $57,832 and used cash in operating activities of $239,715 for the year ended March 31, 2012. The decrease was primarily a result of the decrease in inventory levels.

The Company had net cash provided by investing activities of $5,000 and used cash in investing activities of $11,944 for the year ended March 31, 2013 and 2012, respectively.  The decrease was primarily due to the proceeds from the disposal of assets from the discontinued operations of QGBS in the current year.

The Company had net cash provided by financing activities of $69,189 and $243,801 for the year ended March 31, 2013 and 2012, respectively. The decrease was primarily due to less cash proceeds from issuance of common stocks for the year ended March 31, 2013 than for the year ended March 31, 2012 and more cash repayments to the shareholders’ loan to subsidiary for the current year than the previous year .

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. We will continue to monitor our expenditures and cash flow position by reducing operating costs, improving operating profitability, controlling inventory levels, working with vendors and other creditors to accept more favorable payment terms, and through seeking additional financing. Completion of our plan of operation is subject to attaining adequate financing. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan. We expect that we will need around $100,000 for the ongoing continuing operations, and another $300,000 to $500,000 for any new operatingprojects.

GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $488,501, used cash of $57,832 in operating activities during the year ended March 31, 2013, and has an accumulated deficit of $873,159 at March 31, 2013.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We discusse accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to the consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company’s operating results and financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ELITE ENERGIES, INC.

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

 (Stated in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Elite Energies, Inc.
& Subsidiaries:

We have audited the accompanying consolidated balance sheets of Elite Energies, Inc. & Subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of Elite Energies, Inc. & Subsidiaries’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elite Energies, Inc. & Subsidiaries as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mah & Associates, LLP

San Francisco, California
August 16, 2013

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND MARCH 31, 2012

	March 31, 2013	March 31, 2012
ASSETS
Current Assets
Cash	$39,669	$31,615
Prepaid expenses	44	523
Total Currents Assets	39,713	32,138
Property and Equipment, net	-	1,558
Assets of Discontinued Operations	11,481	516,410
Total Assets	$51,194	$550,106

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Trade payables -
Others	$18,827	$7,502
Related parties	3,230	240
Accrued expenses -
Interest	963	963
Others	105	350
Directors' loans	35,000	35,000
Loan from unrelated party	10,000	10,000
Total Current Liabilities	68,125	54,055
Liabilities of Discontinued Operations	36,148	192,629
Total Liabilities	104,273	246,684

Commitments

Stockholders' Equity/(Deficit)
Common stock, authorized 50,000,000 shares, par value $0.000001, 35,940,955 shares and 30,340,955 shares issued and outstanding on March 31, 2013 and March 31, 2012, respectively	36	30
Additional paid-in-capital	862,421	730,427
Accumulated deficit	(873,159)	(556,674)
Total Elite's Stockholders' Equity/(Deficit)	(10,702)	173,783
Noncontrolling Interest	(42,377)	129,639
Total Stockholders' Equity/(Deficit)	(53,079)	303,422
Total Liabilities and Stockholders' Equity/(Deficit)	$51,194	$550,106

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	Years Ended March 31,
	2013	2012

Revenues-
Trade, net of returns	$-	$-

Operating expenses
Payroll expenses	11,845	32,427
General and administrative	10,350	8,222
Rent and utilities	1,200	1,200
Legal and professional fees	111,709	100,768
Total operating expenses	135,104	142,617

Other (expenses)
Loss on disposal of assets	(1,275)	-
Note interest	(3,150)	(3,137)
Total other (expenses)	(4,425)	(3,137)

Loss before income taxes	(139,529)	(145,754)

Provision for income taxes	-	-

Net loss from continuing operations	(139,529)	(145,754)

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	(323,122)	(212,751)
Loss on disposal of discontinued assets, net of taxes	(25,850)	-
Loss from discontinued operations	(348,972)	(212,751)

Net loss	(488,501)	(358,505)
Less: Net loss attributable to noncontrolling interest	(172,016)	(102,152)
Net loss attributable to Elite Energies, Inc.	$(316,485)	$(256,353)

Loss per Share - Basic and Diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
during the period - Basic and Diluted	32,141,777	30,024,015

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

					Total Elite's		Total
	Common Stock		Paid in	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity

Balance, April 1, 2011	26,340,955	$26	$490,431	$(300,321)	$190,136	$231,791	$421,927

Issuance of common stock	4,000,000	4	239,996	-	240,000	-	240,000

Net Loss	-	-	-	(256,353)	(256,353)	(102,152)	(358,505)

Balance, March 31, 2012	30,340,955	30	730,427	(556,674)	173,783	129,639	303,422

Issuance of common stock	5,600,000	6	131,994	-	132,000	-	132,000

Net loss	-	-	-	(316,485)	(316,485)	(172,016)	(488,501)

Balance, March 31, 2013	35,940,955	36	862,421	(873,159)	(10,702)	(42,377)	(53,079)

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012
Cash Flows from Operating Activities:
Net loss	$(488,501)	$(358,505)
Less: loss from discontinued operations, net of taxes	(348,972)	(212,751)
Net loss from continuing operations	(139,529)	(145,754)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	283	566
Loss on disposal of assets	1,275	-
Change in operating assets and liabilities:
Decrease in prepaid expenses	479	105
Increase/(Decrease) in trade payables	14,315	(2,835)
(Decrease) in accrued expenses	(245)	(17,828)
Net Cash (Used in) Operating Activities from Continuing Operations	(123,422)	(165,746)
Net Cash Provided by/(Used in) Operating Activities from Discontinued Operations	65,590	(73,969)
Net Cash (Used in) Operating Activities	(57,832)	(239,715)

Net Cash (Used in) Investing Activities from Continuing Operations	-	-
Net Cash Provided by/(Used in) Investing Activities from Discontinued Operations	5,000	(11,944)
Net Cash Provided by/(Used in) Investing Activities	5,000	(11,944)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	132,000	240,000
Net Cash Provided by Financing Activities from Continuing Operations	132,000	240,000
Net Cash Provided by/(Used in) Financing Activities from Discontinued Operations	(62,811)	3,801
Net Cash Provided by Financing Activities	69,189	243,801

Net Increase/(Decrease) in Cash	16,357	(7,858)

Cash from Continuing Operating at Beginning of Year	31,615	21,185
Cash from Discontinued Operating at Beginning of Year	3,178	21,466
Cash at End of Year	51,150	34,793
Less Cash from Discontinued Operations at End of Year	11,481	3,178
Cash from Continuing Operating at End of Year	$39,669	$31,615

Supplemental cash flow information
Interest paid	$5,765	$12,305
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ELITE ENERGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

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

The Company has a wholly-owned subsidiary, Elite Renewable Energies Technology, Inc. (“ERET”), which was incorporated on January 29, 2009 under the laws of the State of California. ERET holds and invests in and operates a subsidiary, Quality Green Building Supplies, Inc. (“QGBS”), a discontinued wholesale distribution company that is incorporated in California. QGBS was established in July 2009, and is operating as building materials wholesaler in the San Francisco Bay Area.   In July 2012, the Board of Directors of the Company decided to discontinue QGBS’s operation since QGBS did not meet the Company’s projected target of profitability during the past two years.

On June 7, 2011, the Company established a wholly-owned subsidiary, Elite Energies International Limited (“EEIL”), which was incorporated in Hong Kong. EEIL is established for the Company’s future Asia operations once the Company obtains more funding. Currently, EEIL has limited cash and no operations.

NOTE  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes in Basis of Presentation

The March 31, 2012 and year  ended March 31, 2012 financial information has been revised so that the basis of presentation is consistent with that of the March 31, 2013 and the year ended March 31, 2013 financial information. This revision reflects the financial condition and results of operations of QGBS as discontinued operations for all periods presented. For a summary of discontinued operations see Note 3.

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

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are deducted from the gross sales. During the years ended March 31, 2013 and 2012, the total amounts of return of defective products were insignificant.

Under some limited circumstances, the Company gives some customers sales discounts on their first-time purchase in order to expand the customer base. The amounts of sales discounts are determined at the time the sales occur and are stated in the sales agreements. These amounts are deducted from the gross sales and recorded on a net basis. During the years ended March 31, 2013 and 2012, the total amounts of sales discounts were insignificant.

Net Sales include services revenue generated through a variety of installation services.  The total amount of service revenue during the years ended March 31, 2013 and 2012 was insignificant.

Cost of revenue includes the actual cost of merchandise sold and services performed and the cost of transportation of merchandise from vendors to the Company’s location. Costs of revenue are recognized when they occur and matched against revenue.

The cost of handling and shipping merchandise from the Company’s location to the customer is classified as operating expenses.  The costs of handling and shipping merchandise to customers during the years ended March 31, 2013 and 2012 were insignificant.

Advertising expenses

The Company expenses advertising costs as incurred. During the years ended March 31, 2013 and 2012, the total amounts of advertising expenses were insignificant.

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

The Company recorded an allowance of $27,632 for doubtful accounts as of March 31, 2013 due to economic conditions of certain customers’ businesses and the discontinued operations of QGBS. The Company did not record any allowance for doubtful accounts as of March 31, 2012, since most of the receivables at year-end were collected in the subsequent period.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. The Company recorded a $199,021 provision for obsolete inventory for the year ended March 31, 2013 primarily due to the discontinued operations of QGBS. The Company recorded an allowance of $70,437 for obsolete inventory and wrote off defective inventory totaling $36,747 as of March 31, 2012.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable approximate fair value as of March 31, 2013 and 2012, because of the relatively short maturity of these instruments.

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

NOTE 3.       DISCONTINUED OPERATIONS OF QUALITY GREEN BUILDING SUPPLIES

In early July 2012, the Board of Directors of the Company decided to discontinue QGBS’s operations since QGBS did not meet the Company’s projected targeted profitability during the past two years. All assets in QGBS are stated at net realizable value as of December 31, 2012. QGBS sold certain equipment to a related company that was owned by Stockholder C of QGBS for $5,000 and recorded a loss of $945 on this asset disposal in August 2012. Also, QGBS disposed of other property and equipments and recorded a loss of $24,905 in September 2012.

The following table summarizes the assets and liabilities of the discontinued operations, excluding intercompany balances eliminated in consolidation, at March 31, 2013 and March 31, 2012, respectively:

	March 31, 2013	March 31, 2012
Assets of Discontinued Operations
Cash	$11,481	$3,178
Trade receivables -
Others, net	-	57,843
Related parties	-	6,441
Inventory	-	360,660
Prepaid expenses	-	285
Deposit	-	51,809
Property, plant and equipment	-	36,194

Total Assets of Discontinued Operations	$11,481	$516,410

Liabilities of Discontinued Operations
Trade payables -
Others	$758	$71,254
Related parties	13,015	31,490
Accrued expenses -
Interest	2,050	2,233
Other	325	4,261
Obligations under capital leases	-	3,391
Stockholder loans to subsidiary	20,000	80,000

Total Liabilities of Discontinued Operations	$36,148	$192,629

Financial data for the discontinued operations of QGBS for the years ended March 31, 2013 and 2012 is  as follows:

	Years Ended March 31,
	2013	2012

Revenue	$414,864	$969,494
Cost of revenue	(552,694)	(864,533)
Gross profit/(loss)	(137,830)	104,961
(Loss) from operations of discontinued operations	(323,122)	(212,751)
(Loss) on disposal of discontinued assets	(25,850)	-
Net (loss) from discontinued operations	(348,972)	(212,751)
Net (loss) attributable to noncontrolling interest	(172,016)	(102,152)
Net (loss) attributable to the Company	$(176,956)	$(110,599)

Per share information attributable to the Company
Basic and diluted net (loss) per common shares	$(0.01)	$(0.00)
Average common shares outstanding - basic and diluted	32,141,777	30,024,015

NOTE 4.     PROPERTY AND EQUIPMENT

At March 31, 2013 and March 31, 2012 property and equipment is as follows:

	2013	2012
Leasehold Improvements	$-	$2,832
Less: accumulated depreciation	-	(1,274)
Property and equipment, net	$-	$1,558

Depreciation expense for the years ended March 31, 2013 and 2012 was $283 and $566, respectively.

In September 2012, ERET disposed the leasehold improvement as the lease was not renewed and recorded a loss of $1,275.

NOTE 5.     INCOME TAXES

There was no net current or deferred income tax provision for the years ended March 31, 2013 and 2012.

The Company’s deferred tax assets and liabilities as of March 31, 2013 and 2012 consist of the following:

	2013	2012
Deferred income tax assets:
Net operating loss carryforward	$329,575	$207,929
Other	413	452
Gross deferred income tax assets	329,988	208,381
Valuation allowance	(329,988)	(201,755)
Deferred income tax assets	$-	$6,626
Deferred income tax liabilities:
Depreciation	$-	$(6,626)
Deferred income tax liabilities	$-	$(6,626)
Net deferred income tax assets	$-	$-

As of March 31, 2013 and 2012, the Company had a net operating loss carryforward of $826,661 and $524,172, respectively, which is available to offset future taxable income through March 31, 2033. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

	2013	2012
Statutory Federal tax rate	(34.0)%	(34.0)%
State income taxes (net of Federal benefit)	(6.0)%	(6.0)%
Effect of valuation allowance	40%	40%
Effective tax rate	-%	-%

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

The Company and its subsidiaries file U.S. federal and state income tax returns. There are no on-going examinations of income tax returns filed by the Company and its subsidiaries. U.S. federal income tax returns ending March 31, 20010 and beyond are subject to examination by the Internal Revenue Service. State income tax returns ending March 31, 2009 and beyond are subject to examination by related state tax authorities.

NOTE 6.     LOANS

In early December 2011, seven Directors of the Company loaned ELITE the amount of $5,000 each, totaling $35,000. Each of the loans from these seven Directors was at a simple annual interest rate of 7% and due in December 2012, one year from the date of the loan. The Company paid $350 interest to each of these seven Directors in December 2012. Further, each of the above loans from the seven Directors was renewed in December 2012 for one additional year from the maturity date with the same terms.

In December 27, 2011, an unrelated individual loaned ELITE the amount of $10,000 with a simple annual interest rate of 7%. The principal and interest was due on December 27, 2012. The Company paid $700 interest to this individual in December 2012. Further, the individual agreed to extend the due date of the principal to December 27, 2013 with the same terms.

The Company recorded $3,150 and $3,137 of interest expenses on the above loans during the years ended March 31, 2013 and 2012, respectively.

On March 31, 2013 and March 31, 2012, accrued interest is as follows:

	March 31, 2013	March 31, 2012
Accrued interest
Directors’ loans	$788	$788
Loan from unrelated party	175	175
Total	$963	$963

As of March 31, 2012, three of the stockholders of QGBS: Stockholder A, Stockholder B and Stockholder C, loaned QGBS $30,000, $35,000 and $15,000, respectively, to support its operations and expansion. The terms of all these loans totaling $80,000 are at an annual interest rate of 8% and due on demand.  In April, October and December 2012, QGBS paid off the $30,000 principal balance and $1,700 interest to Stockholder A.  In April 2012, QGBS paid $800 interest to Stockholder B. In September 2012, QGBS paid $15,000 of the $35,000 principal balance to Stockholder B and paid off the $15,000 principal balance and interest to Stockholder C.

NOTE 7.     COMMITMENTS

Operating Leases

Rent expense for ELITE and ERET was $1,200 and $1,200 during the years ended March 31, 2013 and 2012, respectively.

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

Capital Leases

QGBS leased a forklift under capital leases. QGBS sold this forklift to a related company on August 2012. The following is an analysis of the leased property under capital leases at March 31, 2013 and March 31, 2012.

	March 31, 2013	March 31, 2012
Forklift	$-	$17,800
Less accumulated depreciation	-	(12,887)
Forklift, net	$-	$4,913

NOTE 8.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, as of March 31, 2013 and 2012, there were no diluted shares outstanding.

	2013	2012
Numerator:
Net loss	$(488,501)	$(358,505)
Less: Net loss allocated to noncontrolling interest	(172,016)	(102,152)
Net loss attributable to the Company common stockholders—basic	$(316,485)	$(256,353)
Denominator:
Weighted average common shares	32,141,777	30,024,015
Net loss attributable to the Company common stockholders per share—basic	$(0.01)	$(0.01)

NOTE 9.     STOCKHOLDERS’ EQUITY

Common Stock

On March 28, 2008, the Company authorized 1,000,000,000 shares of common stock at par value of $0.000001. On March 24, 2010, the Company decreased its authorized common stock from the initial 1,000,000,000 shares to 50,000,000 shares. The holders of common stock are entitled to one vote per share. The Company has issued common stock to investors for cash.

On May 4, 2011, the Company issued 4,000,000 shares of the Company’s common stock to HuiHuan Consulting, Inc., a California corporation, for $240,000. HuiHuan Consulting, Inc. is wholly-owned by a director of the Company.

In July, August and November 2012, eight of the Company’s Directors paid the total of $60,000 cash to purchase 2,000,000 shares of Elite at $0.03 per share.

In January 2013, six of the Company’s Directors paid the total of $72,000 cash to purchase 3,600,000 shares of Elite at $0.02 per share.

On January 15, 2013, our Board of Directors unanimously declared the advisability of, and recommended that the stockholders adopt a reverse stock split of 1 for 10 of our common stock, and directed its submission to the vote of our stockholders. As of January 31, 2013, the holders of a majority of the voting rights represented by our outstanding shares of stock entitled to vote thereon executed a written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware (the “DGCL”) approving and adopting the reverse stock split. On February 12, 2013, we filed a Definitive Schedule 14C Information Statement with the Securities and Exchange Commission regarding the reverse split.  We expect the reverse split to be effective in September 2013.

NOTE 10.     CONCENTRATIONS

The Company has two customers accounting for approximately 42% of the sales for the year ended March 31, 2013, and has three customers accounting for approximately 43% of the sales for the year ended March 31, 2012. The Company also has three customers, which account for approximately 61% of the accounts receivable at March 31, 2012.

The Company purchased approximately 97% of goods from three vendors for the year ended March 31, 2013 and approximately 84% of goods from one vendor for the year ended March 31, 2012.

NOTE 11.      RELATED PARTY TRANSACTIONS

The Company’s revenue was generated through QGBS, which was discontinued in July 2012. As such, all the sales disclosed in this note were from discontinued operations.

After the Company’s Annual Shareholders meeting that was held on December 20, 2012, five of our former Directors either resigned or were not re-elected, the Company has reduced the number of the Board members from 10 to 5 members only. As such, the transactions disclosed in this note also include transactions with former Directors.

The Company had purchases of $1,210 from and sales of $121,832 to an entity that is wholly-owned by a shareholder of the Company during the year ended March 31, 2013.  The Company had purchases of $893 from and sales of $32, 577 to this same entity during the year ended March 31, 2012 and had a receivable of $1,360 and payable of $23,823 as of March 31, 2012. The Company paid $720 to this same entity for leasehold improvements during the year ended March 31, 2012.

The Company also had sales of $4,540 to an entity which is 95% owned by a former Director of the Company during the year ended March 31, 2013. The Company also had a receivable of $3,628 and sales of $13,105 to this entity as of and during the year ended March 31, 2012.

The Company had purchases of $50,517 from and sales of $875 to an entity that is wholly-owned by the wife of a former Director of the Company during the year ended March 31, 2013. The Company had purchases of $55,657 from and sales of $5,446 to the same entity during the year ended March 31, 2012 and had a payable of $6,989 as of March 31, 2012.

The Company had a payable of $7,230 to a firm wholly-owned by an officer of the Company for accounting services rendered and recorded $31,060 of professional service expenses during the year ended March 31, 2013.The Company had a payable of $500 to the firm for accounting services rendered and recorded $27,425 of professional service expenses during the year ended March 31, 2012. Further, the Company recorded $1,294 of professional service expenses related to compliance fillings to another entity majority-owned by the same officer during the year ended March 31, 2013. The Company also had payables of $418 to the same entity for professional services rendered and recorded $2,232 of professional service expenses related to compliance fillings during the year ended March 31, 2012.

The Company had sales of $12,443 and $13,152 to an entity wholly-owned by a former Director during the years ended March 31, 2013 and 2012, respectively. This entity performed warehouse repairs, inventory movements and provided a temporary warehouse location for the Company, totaling of $18,052, during the year ended March 31, 2013.  The Company had a payable of $9,015 to this entity as of March 31, 2013.   The Company also had a receivable of $1,454 from this entity as of March 31, 2012. The Company paid this entity $5,680 for leasehold improvements during the year ended March 31, 2012.

The Company had purchases of $549 from an entity majority-owned by a Director of the Company during the year ended March 31, 2012.

As discussed in Note 6, prior to March 31, 2012, QGBS entered into promissory notes agreements with three of its stockholders totaling $80,000. Principal and/or interest payments were paid to these stockholders totaling $62,500 and $28,333 during the years ended March 31, 2013 and 2012, respectively.

As discussed in Note 6, prior to March 31, 2012, the Company entered into promissory note agreements with seven of its Directors in the amount of $5,000 each, totaling $35,000. In December 2012, the due dates of these note agreements were extended to December 2013. After the Company’s Annual Shareholders meeting that was held on December 20, 2012, three of these seven Directors who made the loans to the Company resigned.

NOTE 12.     GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $488,501, used $57,832 of cash in operating activities during the year ended March 31, 2013, and has an accumulated deficit of $873,159 at March 31, 2013.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to raise additional capital and implement its business plan will provide the opportunity for the Company to continue as a going concern.

NOTE 13.     SUBSEQUENT EVENTS

In April 2013, one of the Company’s Directors paid the total of $12,000 cash to purchase 600,000 shares of Elite at $0.02 per share.

In July 2013, an outside investor paid the total of $15,000 cash to purchase 250,000 shares to Elite at $0.06 per share.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2013, the Company’s internal control over financial reporting were fully effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Ai Huan Liu	56	Chairwoman of the Board of Directors

Spencer Luo	49	President, Chief Executive Officer and Director

Stephen Wan	55	Chief Financial Officer, Treasurer and Director

Miles Xu	45	Secretary and Director

Tony Jiang	60	Director

After the Company’s Annual Shareholders meeting that was held on December 20, 2012, George Ma, Chung Tung Lim, Lampo Joanna Cheung, Tony Lee, and Justin Luo were either resigned and or not being elected.  The number of Board of Directors was reduced from ten to five.

Set forth below is a brief description of the background and business experience of our executive officers and directors during the past five (5) years.

Ai Huan Liu, Age 56, Chairwoman of the Board of Directors

Mrs. Liu, has over thirty years in the management and marketing industry in China. She was appointed as the Chairwoman of the Board of Directors of the Company in April 2011. Before joining the Company, Mrs. Liu was the Vice President of the Chinese Business Association of Hunan Province since 2009. From 2005 to 2009, she was the founder and owner of Huihuan Consulting, Inc., a U.S. company founded by Mrs. Liu after she immigrated to United States from China with her family. From 2004 to 2005, she was the Vice President of the Women’s Chamber of Commerce of Hunan Province. From 1990 to 2004, she was the Vice President of the Federation of Industry and Commerce of Hunan Province. Before that, Mrs. Liu worked as the President of Chenzhou XuHui QiTi Co., Ltd since 1988, the first acetylene manufacturing plant and the largest gas manufacturing plant in Hunan Province, China producing various gas products to customers throughout the major cities throughout the southern part of China, such as Guangzhou, Zhuhai, Shaoguan, and Shenzhen.  Mrs. Liu graduated from Hunan Arts and Crafts Vocational College in 1979 with a Bachelor degree. Mrs. Liu is committed to devote 20% of her time in the Company’s business. We believe with Mrs. Liu’s extensive experience in the energy industry and her strong business relationships with provincial authorities in China, will contribute exceptional value to the shareholders of Elite Energies.

Spencer Luo, Age 49, President, CEO and Director

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

Stephen Wan, Age 55, Chief Financial Officer, Treasurer and Director

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

Miles Xu, Age 45, Secretary and Director

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

Tony Jiang, Age 60, Director

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

Family Relationships

No family relationship exists between any director, executive officer, or any person contemplated to become such.

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

Code of Business Conduct and Ethics

We currently do not have a Code of Business Conduct and Ethics.  We intend to adopt a code of ethics that applies to our chief executive officer and chief financial officer during the fiscal year ending March 31, 2014.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table – Fiscal Years Ended March 31, 2013 and 2012

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named person for services rendered in all capacities during the noted periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended March 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ai Huan Liu
Chairwoman of the	2013	0	0	0	0	0	0	0	0
Board of Directors	2012	0	0	0	0	0	0	0	0

George Ma
former Vice Chairman of	2013	0	0	0	0	0	0	0	0
the Board of Directors	2012	0	0	0	0	0	0	0	0

Spencer Luo
President,	2013	0	0	0	0	0	0	0	0
CEO and Director	2012	0	0	0	0	0	0	0	0

Stephen Wan
CFO,	2013	0	0	0	0	0	0	0	0
Treasurer and Director	2012	0	0	0	0	0	0	0	0

Miles Xu
Secretary	2013	0	0	0	0	0	0	0	0
and Director	2012	0	0	0	0	0	0	0	0

Chung Tung Lim
former Vice President,	2013	0	0	0	0	0	0	0	0
COO and Director	2012	0	0	0	0	0	0	0	0

Lampo Joanna Cheung
former Vice President of	2013	0	0	0	0	0	0	0	0
Marketing and Director	2012	0	0	0	0	0	0	0	0

Tony Lee
former Vice President of	2013	0	0	0	0	0	0	0	0
Products Development and Director	2012	0	0	0	0	0	0	0	0

Justin Luo
former Vice President of	2013	0	0	0	0	0	0	0	0
Technical Service and Director	2012	0	0	0	0	0	0	0	0

Tony Jiang	2013	0	0	0	0	0	0	0	0
Director	2012	0	0	0	0	0	0	0	0

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Ai Huan Liu (2)	7,318,362	19.89%
Common Stock	Chung Tung Lim (3)	3,000,000	8.15%
Common Stock	George Ma (4)	2,525,000	6.86%
Common Stock	Tony Jiang (5)	1,975,000	5.37%
Common Stock	Miles Xu (6)	1,941,667	5.28%
Common Stock	Spencer Luo (7)	4,034,999	10.97%
Common Stock	Stephen Wan (8)	1,775,000	4.82%

Common Stock	All Executive Officers and Directors as a group (5 persons)	17,045,028	46.33%

(1)	Based on 36,790,955 shares of common stock issued and outstanding as of July 31, 2013.
(2)	Including (1) 4,000,000 shares through HuiHuan Consulting, Inc. in which Mrs. Liu is the owner and (2) 3,318,362 shares owned by Mrs. Liu. Ai Huan Liu is also our Chairwoman of the Board of Directors.
(3)	Chung Tung Lim was our former Vice President, Chief Operating Officer and Director.
(4)
Including (1) 1,275,000 shares through Genik Investment LLC in which Mr. Ma is the managing director and (2) 1,250,000 shares owned by his wife, Josephine Ma. George Ma was our former Vice Chairman of the Board of Directors.

(5)	All the 1,975,000 shares were owned through GPNP, Inc. in which Mr. Jiang is the managing director. Tony Jiang is also a member of our Board of Directors.
(6)	Miles Xu is our Secretary and Director.
(7)	Including (1) 3,159,999 shares owned by Spencer Luo and (2) 875,000 shares owned by his wife, Sandy Luo. Spencer Luo is our President, Chief Executive Officer and Director.
(8)	Stephen Wan is our Chief Financial Officer, Treasurer and Director.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s revenue was generated through QGBS, which was discontinued in July 2012. As such, all the sales disclosed in this note were from discontinued operations.

After the Company’s Annual Shareholders meeting that was held on December 20, 2012, five former Directors  either resigned or were not  re-elected, the Company has reduced the number of the Board members from 10 to 5 members. As such, the transactions disclosed in this note also include transactions with former Directors.

The Company had purchases of $1,210 from and sales of $121,832 to Whole New Concept, an entity that is wholly-owned by Steven Leung, a shareholder of the Company during the year ended March 31, 2013.  The Company had purchases of $893 from and sales of $32, 577 to this same entity during the year ended March 31, 2012 and had a receivable of $1,360 and payable of $23,823 as of March 31, 2012. The Company paid $720 to this same entity for leasehold improvements during the year ended March 31, 2012.

The Company also had sales of $4,540 to CBS Building Supply Inc., a company which is 95% owned by Lampo Joanna Cheung, a former Director of the Company during the year ended March 31, 2013. The Company also had a receivable of $3,628 and sales of $13,105 to this entity as of and during the year ended March 31, 2012.

The Company had purchases of $50,517 from and sales of $875 to a Quality Home Building Supplies, an entity that is wholly-owned by the wife of Chung Tung Lim, a former Director of the Company during the year ended March 31, 2013. The Company had purchases of $55,657 from and sales of $5,446 to the same entity during the year ended March 31, 2012 and had a payable of $6,989 as of March 31, 2012.

The Company had a payable of $7,230 to Stephen Wan Accountancy Corporation, a firm wholly-owned by Stephen Wan, an officer of the Company for accounting services rendered and recorded $31,060 of professional service expenses during the year ended March 31, 2013.The Company had a payable of $500 to the firm for accounting services rendered and recorded $27,425 of professional service expenses during the year ended March 31, 2012. Further, the Company recorded $1,294 of professional service expenses related to compliance fillings to Global Business Connections, another entity majority-owned by Stephen Wan during the year ended March 31, 2013. The Company also had payables of $418 to the same entity for professional services rendered and recorded $2,232 of professional service expenses related to compliance fillings during the year ended March 31, 2012.

The Company had sales of $12,443 and $13,152 to Luo’s Construction, an entity wholly-owned by Justin Luo, a former Director during the years ended March 31, 2013 and 2012, respectively. This entity performed warehouse repairs, inventory movements and provided a temporary warehouse location for the Company, totaling of $18,052, during the year ended March 31, 2013.  The Company had a payable of $9,015 to this entity as of March 31, 2013.   The Company also had a receivable of $1,454 from this entity as of March 31, 2012. The Company paid this entity $5,680 for leasehold improvements during the year ended March 31, 2012.

The Company had purchases of $549 from GPNP, Inc., an entity majority-owned by Tony Jiang, a Director of the Company during the year ended March 31, 2012.

As of March 31, 2012, QGBS entered into promissory notes agreements with three of its stockholders, Chung Tung Lim, Spencer Luo and Steven Leung, totaling $80,000. Principal and/or interest payments were paid to these stockholders totaling $62,500 and $28,333 during the years ended March 31, 2013 and 2012, respectively.

As of March 31, 2012, the Company entered into promissory note agreements with George Ma, Spencer Luo, Stephen Wan, Justin Luo, Miles Xu, Tony Jiang, and Tony Lee,  seven of its Directors in the amount of $5,000 each, totaling $35,000. In December 2012, the due dates of these note agreements were extended to December 2013. After the Company’s Annual Shareholders meeting that was held on December 20, 2012, George Ma, Justin Luo and Tony Lee, three of these seven Directors who made loans to the Company were resigned.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the Company’s fiscal years ended March 31, 2013 and 2012, we were billed approximately $49,199 and $51,056 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended March 31, 2013 and 2012.

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

Tax Fees

The Company did not retain any professional services related to tax compliance, tax advice, and tax planning by our principal accountant for the fiscal years ended March 31, 2013 and 2012.

All Other Fees

The Company did not incur any other fees related to other services rendered by our principal accountant for the fiscal years ended March 31, 2013 and 2012.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation of Elite Energies, Inc. (1)
3.2	Amendment to Certificate of Incorporation, dated December 31, 2008 (1)
3.3	Amendment to Certificate of Incorporation, dated March 25, 2010 (1)
3.4	By-Laws of Elite Energies, Inc. (1)
10.1	Lease Agreement between Mo Yue Wong and Elite Energies, Inc. and Elite Renewable Energy Technologies, Inc. (2)
10.2	Lease Agreement between Quality Green Building Supplies, inc. and Elite Renewable Energies Technologies, Inc. (2)
10.3	Stock Purchase Agreement between Elite Renewable Energies Technology, Inc. and Quality Green Building Supplies, Inc. (2)
10.4	Promissory Note between the Company and Spencer Luo, dated September 1, 2009 (2)
10.5	Distributorship Agreement with Apollo Solar Lighting & Pole LLC (3)
10.6	Exclusive Agent Contract with Shiyan Hongda Science and Technology Co., Ltd. (3)
10.7	Promissory Note between the Company and George Ma, dated December 1, 2010 (3)
10.8	Promissory Note between the Company and Spencer Luo, dated December 1, 2010 (3)
10.9	Promissory Note between the Company and Stephen Wan, dated December 1, 2010 (3)
10.10	Promissory Note between the Company and Justin Luo, dated December 1, 2010 (3)
10.11	Promissory Note between the Company and Miles Xu, dated December 1, 2010 (3)
10.12	Promissory Note between the Company and Tony Jiang, dated December 1, 2010 (3)
10.13	Promissory Note between the Company and Tony Lee, dated December 27, 2010 (4)
10.14	Promissory Note between the Company and Bing Kuen Ha, dated December 28, 2010 (4)
10.15	Director Agreement between Ai Huan Liu and the Company, dated April 10, 2011 (5)
10.16	Stock Purchase Agreement between HuiHuan Consulting, Inc. and the Company, dated April 29, 2011 (6)
21.1	List of Subsidiaries (1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101	Interactive Data File (Form 10K for the fiscal year ended March 31, 2013 furnished in XBRL).

*  Filed herein.

(1)	Incorporated herein by reference to the exhibits included with our Registration Statement on Form S-1, filed with the Commission on July 16, 2010.

(2)	Incorporated herein by reference to the exhibits included with Amendment No. 1 to our Registration Statement on Form S-1, filed with the Commission on November 12, 2010.

(3)	Incorporated herein by reference to the exhibits included with Amendment No. 2 to our Registration Statement on Form S-1, filed with the Commission on December 23, 2010.

(4)	Incorporated herein by reference to the exhibits included with Amendment No. 3 to our Registration Statement on Form S-1, filed with the Commission on January 25, 2011.

(5)	Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K, filed with the Commission on April 14, 2011.

(6)	Incorporated herein by reference to the exhibits included with our Current Report on Form 8-K, filed with the Commission on May 5, 2011.

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

Date: August 16, 2013	By: /s/ Spencer Luo
Spencer Luo President, Chief Executive Officer and Director

Date: August 16, 2013	By: /s/ Ai Huan Liu
Ai Huan Liu Chairwoman of the Board of Directors

Date: August 16, 2013	By: /s/ Stephen Wan
Stephen Wan Chief Financial Officer, Treasurer and Director

Date: August 16, 2013	By: /s/ Miles Xu
Miles Xu Secretary and Director

Date: August 16, 2013	By: /s/ Tony Jiang
Tony Jiang Director