Form 10-Q
period 2013-06-30
Elite Energies, Inc.
filed 2013-08-21
CIK 1479683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: As of August 14, 2013, there were 36,790,955 shares of common stock outstanding.

Elite Energies, Inc.

FORM 10-Q

June 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

PART I-- FINANCIAL INFORMATION

Item 1. Financial Information

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	March 31, 2013
ASSETS
Current Assets
Cash	$45,497	$39,669
Prepaid expenses	44	44
Total Currents Assets	45,541	39,713
Current Assets of Discontinued Operations	11,189	11,481
Total Assets	$56,730	$51,194

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Trade payables -
Others	$5,554	$18,827
Related parties	17,875	3,230
Accrued expenses -
Interest	1,751	963
Others	-	105
Directors' loans	35,000	35,000
Loan from unrelated party	10,000	10,000
Total Current Liabilities	70,180	68,125
Current Liabilities of Discontinued Operations	36,148	36,148
Total Liabilities	106,328	104,273

Commitments

Stockholders' (Deficit)
Common stock, authorized 50,000,000 shares, par value $0.000001, 36,540,955 shares and 35,940,955 shares issued and outstanding on June 30, 2013 and March 31, 2013, respectively	36	36
Additional paid-in-capital	874,421	862,421
Accumulated (Deficit)	(881,534)	(873,159)
Total Elite's Stockholders' (Deficit)	(7,077)	(10,702)
Noncontrolling Interest	(42,521)	(42,377)
Total Stockholders' (Deficit)	(49,598)	(53,079)
Total Liabilities and Stockholders' (Deficit)	$56,730	$51,194

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	2013	2012

Revenues-
Trade, net of returns	$-	$-

Operating expenses
Payroll expenses	$568	$6,653
General and administrative	390	1,427
Rent and utilities	300	300
Legal and professional fees	6,180	47,105
Total operating expenses	7,438	55,485

Other (expenses)
Note interest	(788)	(788)
Total other (expenses)	(788)	(788)

Loss before income taxes	(8,226)	(56,273)

Provision for income taxes	-	-

Net loss from continuing operations	(8,226)	(56,273)

Discontinued operations, net of taxes
Loss from discontinued operations, net of taxes	(293)	(35,391)
Loss from discontinued operations	(293)	(35,391)

Net loss	(8,519)	(91,664)
Less: Net loss attributable to noncontrolling interest	(144)	(16,733)
Net loss attributable to Elite Energies, Inc.	$(8,375)	$(74,931)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
during the period - Basic and Diluted	36,369,526	30,340,955

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(8,519)	$(91,664)
Less: loss from discontinued operations, net of taxes	(293)	(35,391)
Net loss from continuing operations	(8,226)	(56,273)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	-	141

Change in operating assets and liabilities:
Decrease in prepaid expenses	-	250
Increase/(Decrease) in trade payables	1,372	(1,905)
Increase in accrued expenses	683	38,933
Net Cash (Used in) Operating Activities from Continuing Operations	(6,171)	(18,854)
Net Cash Provided by/(Used in) Operating Activities from Discontinued Operations	(293)	8,028
Net Cash (Used in) Operating Activities	(6,464)	(10,826)

Net Cash (Used in) Investing Activities from Continuing Operations	-	-
Net Cash (Used in) Investing Activities from Discontinued Operations	-	-
Net Cash (Used in) Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	12,000	-
Net Cash Provided by Financing Activities from Continuing Operations	12,000	-
Net Cash (Used in) Financing Activities from Discontinued Operations	-	(11,670)
Net Cash Provided by/(Used in) Financing Activities	12,000	(11,670)

Net Increase/(Decrease) in Cash	5,536	(22,496)

Cash from Continuing Operations at Beginning of Period	39,669	31,615
Cash from Discontinued Operations at Beginning of Period	11,481	3,178
Cash at End of Period	56,686	12,297
Less Cash from Discontinued Operations at End of Period	11,189	61
Cash from Continuing Operations at End of Period	$45,497	$12,236

Supplemental cash flow information
Interest paid	$-	$886
Income taxes paid	$-	$-

See accompanying notes.

ELITE ENERGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     SUMMARY OF ORGANIZATION

Elite Energies, Inc. (“ELITE”, the “Company”) is a Delaware Corporation and was formed on March 28, 2008 under the name “Global ePlatform Technologies Inc.”. On December 17, 2008, Global ePlatform Technologies Inc. changed its name to Elite Energies, Inc. The Company, located in Sunnyvale, California, is a holding company which has subsidiaries that invested in renewable energies technology.

The Company has a wholly-owned subsidiary, Elite Renewable Energies Technology, Inc. (“ERET”), which was incorporated on January 29, 2009 under the laws of the State of California. ERET holds and invests in and operates a subsidiary, Quality Green Building Supplies, Inc. (“QGBS”), a discontinued wholesale distribution company that is incorporated in California. QGBS was established in July 2009, and was operating as building materials wholesaler in the San Francisco Bay Area.   In July 2012, the Board of Directors of the Company decided to discontinue QGBS’s operations since QGBS did not meet the Company’s projected target of profitability during the past two years.

On June 7, 2011, the Company established a wholly-owned subsidiary, Elite Energies International Limited (“EEIL”), which was incorporated in Hong Kong. EEIL is established for the Company’s future Asia operations once the Company obtains more funding. Currently, EEIL has limited cash and no operations.

NOTE  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes in Basis of Presentation

The three months ended June 30, 2012 financial information has been revised so that the basis of presentation is consistent with the three months ended June 30, 2013 financial information. This revision reflects the financial condition and results of operations of QGBS as discontinued operations for all periods presented. For a summary of discontinued operations see Note 3.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related notes of the Company as of June 30, 2013 and for the three months ended June 30, 2013 and 2012, are unaudited. The unaudited interim condensed consolidated financial information has been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended March 31, 2013 contained in the Form 10-K filed by the Company with the SEC on August 16, 2013. The condensed consolidated balance sheet as of March 31, 2013 was derived from the Company’s audited financial statements for the year ended March 31, 2013. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management reflects all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations of the Company for the three months ended June 30, 2013 and 2012, the results of cash flows of the Company for the three months ended June 30, 2013 and 2012,  and the financial position of the Company as of June 30, 2013. Interim results are not necessarily indicative of the results to be expected for an entire year or any other future year or interim period.

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

Sales agreements typically do not contain product warranties except for return and replacement of defective products within a period generally ranging from 7 to 30 days from delivery. Customers have the right to return defective products, which are substantially covered under the manufacturer’s warranty. The customer receives a credit from the Company for defective products returned and the Company receives a corresponding credit provided by the manufacturer.  The amounts of return of defective products are reduced from the gross sales. During the three months ended June 30, 2013, there were no sales transactions. During the three months ended June 30, 2012, the total amounts of return of defective products was insignificant.

Under limited circumstances, the Company gives some customer sales discounts, rebate or other sales incentives on their first-time purchase in order to expand the customer base. The amounts of sales discounts, rebate or other sales incentives are determined at the time the sales occur and are stated in the sales agreements. These amounts are reduced from the gross sales and recorded on a net basis. During the three months ended June 30, 2013, there were no sales transactions. During the three months ended June 30, 2012, the total amount of sales discounts and sales incentive were insignificant.

Cost of revenue includes actual cost of merchandise sold and services performed and the cost of transportation of merchandise from vendors to the Company’s location. Costs of revenue are recognized when they occur and matched against revenue.

Advertising expenses

The Company records advertising costs as incurred. During the three months ended June 30, 2012 and 2012, the total amounts of advertising expenses were insignificant.

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

As of June 30, 2013, all accounts receivable had been written off against the allowance for doubtful accounts. The Company recorded an allowance for doubtful accounts of $27,632 as of March 31, 2013 due to economic conditions of certain customers’ businesses and the discontinued operations of QGBS.

Inventory

Inventories consist of finished goods and are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.   Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. The Company did not hold any inventory as of June 30, 2013 or March 31, 2013.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, prepaid expenses, and accounts payable approximate fair value as of June 30, 2013 and March 31, 2013, because of the relatively short maturity of these instruments.

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

NOTE 3.       DISCONTINUED THE OPERATIONS OF QUALITY GREEN BUILDING SUPPLIES

In early July 2012, the Board of the Company decided to discontinue QGBS’s operation since QGBS did not meet the Company’s projected targeted profitability during the past two years. All assets in QGBS are stated at net realizable value as of June 30, 2013, and March 31, 2013, respectively.

The following table summarizes the current assets and current liabilities of the discontinued operations, excluding intercompany balances eliminated in consolidation, at June 30, 2013 and March 31, 2013, respectively:

	June 30, 2013	March 31, 2013
Current Assets of Discontinued Operations
Cash	$11,189	$11,481

Total Current Assets of Discontinued Operations	$11,189	$11,481

Current Liabilities of Discontinued Operations
Trade payables -
Others	$758	$758
Related parties	13,015	13,015
Accrued expenses -
Interest	2,050	2,050
Other	325	325

Stockholder loans to subsidiary	20,000	20,000

Total Current Liabilities of Discontinued Operations	$36,148	$36,148

Financial data for the discontinued operations of QGBS for the three months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,
	2013	2012

Revenue	$-	$230,637
Cost of revenue	-	(189,522)
Gross profit/(loss)	-	41,115
(Loss) from operations of discontinued operations	(293)	(35,391)
(Loss) on disposal of discontinued assets	-	-
Net (loss) from discontinued operations	(293)	(35,391)
Net (loss) attributable to noncontrolling interest	(144)	(16,733)
Net (loss) attributable to the Company	$(149)	$(18,658)

Per share information attributable to the Company
Basic and diluted net (loss) per common shares	$(0.00)	$(0.00)
Average common shares outstanding - basic and diluted	36,369,526	30,340,955

NOTE 4.     PROPERTY AND EQUIPMENT

At June 30, 2013 and March 31, 2013, there is no property and equipment.

Depreciation expense for the three months ended June 30, 2013 and 2012 was $-0- and $141, respectively.

NOTE 5.     LOANS

In early December 2011, seven Directors of the Company loaned ELITE the amount of $5,000 each, totaling $35,000. Each of the loans from these seven Directors was at a simple annual interest rate of 7% and due in December 2012, one year from the date of the loan. The Company paid $350 interest to each of these seven Directors in December 2012. Further, each of the above loans from the seven Directors was renewed through December 2013 with the same terms.

In December 27, 2011, an unrelated individual loaned ELITE the amount of $10,000 with a simple annual interest rate of 7%. The principal and interest was due on December 27, 2012. The Company paid $700 interest to this individual in December 2012. Further, the individual agreed to extend the due date of the principal to December 27, 2013 with the same terms.

The Company recorded $788 and $788 of interest expenses on the above loans to ELITE during the three months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and March 31, 2013, Stockholder B of QGBS has a loan balance from  QGBS in the amount of $20,000 to support its operations and expansion. The terms of the loan are at an annual interest rate of 8% and due on demand.  There were no principal and/or interest payments during the three months ended June 30, 2013.

On June 30, 2013 and March 31, 2013, accrued interest consisted of the following:

	June 30, 2013	March 31, 2013
Accrued interest
Directors’ loans	$1,401	$788
Loan from unrelated party	350	175
Total	$1,751	$963

NOTE 6.     COMMITMENTS

Operating Leases

Rent expense for ELITE and ERET was $300 each during the three months ended June 30, 2013 and 2012.

NOTE 7.     EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. Furthermore, for the three months ended June 30, 2013 and 2012, there were no diluted shares outstanding.

	Three Months Ended June 30,
	2013	2012
Numerator:
Net loss	$(8,519)	$(91,664)
Less: Net loss allocated to noncontrolling interest	(144)	(16,733)
Net loss attributable to the Company common stockholders—basic	$(8,375)	$(74,931)
Denominator:
Weighted average common shares	36,369,526	30,340,955
Net loss attributable to the Company common stockholders per share—basic	$(0.00)	$(0.00)

NOTE 8.     STOCKHOLDERS’ EQUITY

In April 2013, one of Company’s Directors paid the total of $12,000 cash to purchase 600,000 shares of Elite at $0.02 per share.

On January 15, 2013, our Board of Directors unanimously recommended and declared that the stockholders adopt a reverse stock split of 1 for 10 of our common stock, and directed its submission to the vote of our stockholders. As of January 31, 2013, the holders of a majority of the voting rights represented by our outstanding shares of stock entitled to vote thereon executed a written consent in accordance with Section 228 of the General Corporation Law of the State of Delaware (the “DGCL”) approving and adopting the reverse stock split. On February 12, 2013, we filed a Definitive Schedule 14C Information Statement with the Securities and Exchange Commission regarding the reverse split.  We expect the reverse split to be effective in September 2013.

NOTE 9.     RELATED PARTY TRANSACTIONS

The Company’s revenue was generated through QGBS, which was discontinued in July 2012. As such, all the sales disclosed in this note were from discontinued operations.

After the Company’s Annual Shareholders’ Meeting that was held on December 20, 2012, five of our former Directors either resigned or were not re-elected, the Company has reduced the number of the Board members from 10 to 5 members. As such, the transactions disclosed in this note also include transactions with former Directors.

The Company had sales of $1,885 to an entity which is 95% owned by a former Director of the Company during the three months ended June 30, 2012.

The Company had purchases of $28,596 from an entity that is wholly-owned by the wife of a former Director of the Company during the three months ended June 30, 2012.

The Company had payables of $8,860 to an entity wholly-owned by an officer of the Company on June 30, 2013 for accounting services rendered and recorded $3,690 of professional service expenses during the three months ended June 30, 2013. The Company recorded $7,390 of accounting services expenses during the three months ended June 30, 2012. The Company also had payables of $7,230 to this same entity on March 31, 2013. Further, the Company recorded $518 of professional service expenses related to compliance fillings during the three months ended June 30, 2012.

The Company had sales of $5,735 to an entity wholly-owned by a former Director during the three months ended June 30, 2012. This entity also performed warehouse repairs, inventory movements and provided a temporary warehouse location for the Company.  The Company had payables of $9,015 to this entity as of June 30, 2013 and March 31, 2013.

As discussed in Note 5, prior to March 31, 2013, QGBS entered into promissory notes agreements with its stockholder totaling $20,000. There were no principal and/or interest payments during the three months ended June 30, 2013. Principal and/or interest payments of $10,800 were paid on out to these notes during the three months ended June 30, 2012.

As discussed in Note 5, prior to March 31, 2012, the Company entered into promissory note agreements with seven of its Directors in the amount of $5,000 each, totaling $35,000. In December 2012, the due dates of these note agreements were extended to December 2013.

NOTE 10.    GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $8,519 and $6,464 of cash in operating activities during the three months ended June 30, 2013, and has an accumulated deficit of $881,534 at June 30, 2013.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The market and demand for LED products in general are volatile and the profit margin in selling LED lighting is declining. Therefore, we have made a decision to shift our focus from LED to other energy related businesses, such as industry gas and recently, the electric vehicle (EV) business.

We made the business decision in July 2012 to discontinue the operation of Quality Green Building Supplies Inc. (“QGBS”), supplier of environmentally friendly building materials, because QGBS failed to perform for two consecutive years.  At this time, QGBS is no longer in operation.

Our Hong Kong subsidiary, Elite Energies International Limited (“EEIL”), is actively looking for new opportunities for the Company to prosper. We are planning to form a joint venture with an existing industrial gas re-seller who has all the necessary licenses to sell industrial gas in Hunan Province.

As stated previously, Mrs. Ai Huan Liu, our Chairwoman of the Board of Directors has been involved with the industrial gas business for more than 20 years.  Once we have formed a joint venture with an existing industrial gas re-seller, we will be able to start selling industrial gas.  We believe we can prosper do well in the industrial gas business with Mrs. Liu’s leadership.

On July 8, 2013, the Board welcomed Mr. Charles Lu, one of our shareholders to become Director of the newly formed Business Development Division.  Mr. Lu’s first project will be to assist Mr. Spencer Luo, our CEO in developing our EV business.  Currently we are in touch with IDRF Electric Car Technology Co. Ltd. (www.idrf.cn) (“IDRF”); an electric car design company with many years of car designing experience, IDRF is located at Zhuhai, Guangdong Province, PRC.

In mid July 2013, Mr. Spencer Luo traveled to Zhuhai for an initial meeting with the directors of IDRF. The outcome of this meeting was positive and both Mr. Luo and Mr. Lu are further studying the profitability of the EV business and the potential of working with IDRF in forming a joint venture. Mr. Charles Lu will also continue to look for other business opportunities that could enhance the value of the Company.

Plan of Operation

Over the next fiscal year we intend to do the following:

For the next 90 days, our priority is to raise funds and maintain sufficient resources to operate. It is important to pursue the industrial gas re-seller license in Hunan Province as this approach will enable the Company to penetrate the gas reselling industry in a shorter period of time. We are in negotiation with a few re-sellers in the gas production industry regarding the possibility of forming a joint venture in Chenzhou, Hunan Province. We expect to consummate an agreement with the proper re-sellers within the next 6 months. In order to pursue this project, we estimate that we will need to raise funds amounting to $300,000 within the next 3 months. The regulation on gas production industry is strictly controlled by the PRC Ministry of Machinery and Department of Science and Technology and Standards (MMDSTS). The re-sellers that we are attempting to negotiate with for this joint venture will have the necessary license and shall comply with the PRC MMDSTS regulations on the gas production industry.  Our Chairwoman Mrs. Liu has many years experience in the gas production industry.   As such, we believe we will be able to raise the proceeds necessary to continue our operations over the next 12 months.  There is no guarantee, however, that we will be successful in raising the full amount needed.

At the same time, Mr. Spencer Luo and Mr. Charles Lu are planning a second visit to IDRF by the end of August. During their visit, they will try to establish a plan  for both the Company and IDRF to form a joint venture. We believe there is a great potential for growth in the electric car business in China and Worldwide. However, the Company is yet to generate any revenues, and has no assurance of future revenues from these activities. Even if marketing efforts are successful, substantial time will pass before significant revenues will be realized and, during this period, the company may require additional funds that may not be available to it.

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

For the next 180 days, our HK subsidiary EEIL is still trying to apply to receive the Closer Economic Partnership Agreement (“CEPA”) status in Hong Kong.  CEPA is an agreement signed between People Republic of China and Hong Kong SAR government to allow companies registered in Hong Kong with qualifying products and services to enjoy preferential access and tax benefits to the mainland China market.  By obtaining the CEPA status, EEIL will have gained a valuable tool to increase our business efficiency and profit potential in the PRC.

For our long term strategy, Elite Energies is continuing to seek opportunities in the industrial gas and electric car business.  We believe these two latest projects shall be the turning point of our Company’s future growth path.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We believe the percentage relationship between total net loss and major categories in the Condensed Consolidated Statements of Operations presented below are important in evaluating the performance of our business operations.

	% of Net Loss
	Three Months Ended June 30,
	2013	2012
Revenues-
Trade, net of returns	-%	-%

Operating expenses
Payroll expenses	(6.7)	(7.3)
General and administrative	(4.6)	(1.6)
Rent and utilities	(3.5)	(0.3)
Legal and professional fees	(72.5)	(51.4)
Total operating expenses	(87.3)	(60.5)

Other (expenses)
Note interest	(9.2)	(0.9)
Total other (expenses)	(9.2)	(0.9)

Loss before income taxes	(96.6)	(61.4)

Provision for income taxes	-	-

Net loss from Continuing Operations	(96.6)	(61.4)

Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes	(3.4)	(38.6)
Loss from Discontinued Operations	(3.4)	(38.6)

Net loss	(100.0)	(100.0)
Less: Net loss attributable to noncontrolling interest	(1.7)	(18.3)
Net loss attributable to Elite Energies, Inc.	(98.3)%	(81.7)%

Note: Certain percentages may not sum to totals due to rounding.

For an understanding of the significant factors that influenced our performance during the three months ended June 30, 2013 and 2012, the following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements presented in this report.

Payroll expenses: The payroll expenses were $568 for the three months ended June 30, 2013 and $6,653 for the same period ended June 30, 2012, representing a decrease of $6,085 or 91.5%. The decrease was primarily due to layoffs during the last fiscal year.  We had 1 part-time employee due to closure of QGBS.

General and administrative expenses: General and administrative expenses include depreciation, licenses, advertising, travel and state franchise taxes.  Our general and administrative expenses were $390 for the three months ended June 30, 2013, compared to $1,427 in the same period ended June 30, 2012, representing a decrease of $1,037 or 72.7%, which was primarily due to depreciation and licenses expenses we incurred during the three months ended June 30, 2012 which we did not incur during the same period ended June 30, 2013.

Rent and utilities: The rent and utilities were $300 for the three months ended June 30, 2013, compared to $300 in the same period ended June 30, 2012. Currently we rent a corporate business office in Sunnyvale, California.

Legal and professional fees: The legal and professional fees were $6,180 for the three months ended June 30, 2013 and $47,105 for the three months ended June 30, 2012, representing a decrease of $40,925 or 86.9%.  The decrease was primarily due to the Company not incurring audit and professional expenses due to the late filling of its annual report on Form 10-K, during the three months ended June 30, 2013 while we incurred such expenses during the same period ended June 30, 2012.

Discontinued Operations: Our revenue was previously generated from the sales of fixtures and environmentally friendly building materials, primarily hardwood floors, to the customers through our 50.52% owned subsidiary QGBS, which was discontinued in July 2012. For the three months ended June 30, 2013, no revenue and no cost of revenue were generated due to the discontinuance of the QGBS’s revenue operations. For the three months ended June 30, 2012, we generated $230,637 in revenue. Our cost of revenue includes expenses mainly related to the products sold.  Our cost of revenue was $189,522 for the three months ended June 30, 2012. The total operating expenses were $293 for the three months ended June 30, 2013, compared to $76,506 for the three months ended June 30, 2012, representing a decrease of $76,213 or 99.6%. The decrease of total operating expenses was primarily due to the minimal transactions during the three months ended June 30, 2013 while QGBS was in full operation during the three months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred recurring losses and have an accumulated deficit of $881,534 through June 30, 2013. As of June 30, 2013, the Company’s current assets were $45,541 and current liabilities were $70,180, and total cash was $45,497. The Company had cash used in operating activities for the three months ended June 30, 2013 of $6,464 and cash used in operating activities equal to $10,826 for the same three month period in 2012. The decrease was primarily a result of the decrease in operating expenses incurred and paid during the three months ended June 30, 2013 than June 30, 2012. The Company had net cash of $12,000 provided by financing activities and of $11,670 used in financing activities for the three months ended June 30, 2013 and 2012, respectively. The increase was primarily due to proceeds from issuance of common stock in April 2013 while there were repayments of shareholders’ loans  in April 2012.

We believe that we will need additional funding to satisfy our cash requirements for the next twelve months. We will continue to monitor our expenditures and cash flow position by reducing operating costs, improving operating profitability, controlling inventory levels, working with vendors and other creditors to accept more favorable payment terms, and through seeking additional financing. Completion of our plan of operation is subject to attaining adequate financing. We cannot assure investors that additional financing will be available. In the absence of additional financing, we may be unable to proceed with our business plan. We expect that we will need around $100,000 for the ongoing continuing operations, and another $300,000 to $500,000 for any new operating projects.

GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $8,519, used $6,464 of cash in operating activities during the three months ended June 30, 2013, and has an accumulated deficit of $881,534 at June 30, 2013.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based on this evaluation and the fact that our Annual Report on Form 10-K for the year ended March 31, 2013 was not timely filed, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the period covered by this report. The management  is improving its policy to ensure that all  future filings will be filed on a timely basis.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as our Annual Report on Form 10-K for the year ended March 31, 2013 was not timely filed, we will work on improving our policy to ensure that all  future filings will be filed on a timely basis.

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

In April 2013, we issued 600,000 shares of our common stock to a director of the Company for a purchase price of $12,000.

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

There was no other information during the quarter ended June 30, 2013 that was not previously disclosed in our filings during that period.

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

ELITE ENERGIES, INC.

Date: August 20, 2013	By:	/s/Spencer Luo
Spencer Luo
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 20, 2013	By:	/s/Stephen Wan
Stephen Wan Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)